Form 10-Q
period 1993-12-31
RALSTON PURINA CO
filed 1994-02-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended December 31, 1993

                        Commission File No. 1-4582


                          RALSTON PURINA COMPANY
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

              MISSOURI                             43-0470580
       ------------------------------------------------------------
    (State of Incorporation)      (I.R.S. Employer Identification No.)

           CHECKERBOARD SQUARE, ST. LOUIS MISSOURI         63164
       ------------------------------------------------------------
        (Address of principal executive offices)        (Zip Code)

                              (314) 982-1000
       ------------------------------------------------------------
           (Registrant's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES  X   NO
                                                     ---       ---

Number of shares of Ralston-Ralston Purina Group common stock $.10 par value, outstanding as of the close of business on February 1, 1994
- - 100,335,110.

Number of shares of Ralston-Continental Baking Group common stock $.10 par value outstanding as of the close of business on February 1, 1994
- - 20,438,731.

PART I - FINANCIAL INFORMATION
     A.  Consolidated

                RALSTON PURINA COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
             (Dollars in millions except per share data)

                                                 Three Months Ended
                                                    December 31,
                                                  1993        1992
                                                  ----        ----
Net Sales                                      $ 2,199.3   $ 2,177.5
                                               ----------  ----------
Costs and Expenses
  Cost of products sold                          1,173.6     1,166.8
  Selling, general and administrative              468.5       465.9
  Advertising and promotion                        268.6       262.5
  Interest                                          56.3        58.6
  Other (income)/expense, net                        7.6         4.3
                                               ----------  ----------
                                                 1,974.6     1,958.1
                                               ----------  ----------
Earnings before Income Taxes, Extraordinary
  Item and Cumulative Effect of Accounting
  Changes                                          224.7       219.4
Income Taxes                                        91.0        87.1
                                               ----------  ----------
Earnings before Extraordinary Item and
  Cumulative Effect of Accounting Changes          133.7       132.3
Extraordinary Item - Loss on Early
  Retirement of Debt                                            (6.8)
                                               ----------  ----------
Earnings before Cumulative Effect of
  Accounting Changes                               133.7       125.5
Cumulative Effect of Accounting Changes:
  Postretirement Benefits Other Than Pensions                 (171.9)
  Income Taxes                                                 (35.0)
                                               ----------  ----------
Net Earnings (Loss)                                133.7       (81.4)
Preferred Stock Dividend, Net of Taxes               5.2         5.2
                                               ----------  ----------
Earnings (Loss) Available to Common
  Shareholders                                 $   128.5   $   (86.6)
                                               ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

               RALSTON PURINA COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF EARNINGS (continued)
             (Dollars in millions except per share data)

                                                 Three Months Ended
                                                    December 31,
                                                  1993        1992
                                                  ----        ----
Earnings (Loss) per Common Share -
 RPG Stock (pro forma in 1992):
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes    $    1.27   $     .82
   Extraordinary item                                           (.05)
   Cumulative effect of accounting changes                     (1.16)
                                               ----------  ----------
 Net earnings (loss)                           $    1.27   $    (.39)
                                               ==========  ==========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes    $    1.18   $     .78
   Extraordinary item                                           (.05)
   Cumulative effect of accounting changes                     (1.05)
                                               ----------  ----------
 Net earnings (loss)                           $    1.18   $    (.32)
                                               ==========  ==========
 CBG Stock (pro forma in 1992):
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes    $    (.01)  $     .08
   Extraordinary item                                           (.03)
   Cumulative effect of accounting changes                     (2.30)
                                               ----------  ----------
 Net loss                                      $    (.01)  $   (2.25)
                                               ==========  ==========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes    $    (.01)  $     .07
   Extraordinary item                                           (.03)
   Cumulative effect of accounting changes                     (2.13)
                                               ----------  ----------
 Net loss                                      $    (.01)  $   (2.09)
                                               ==========  ==========
 Ralston Purina Common Stock:
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes                $    1.22
   Extraordinary item                                           (.06)
   Cumulative effect of accounting changes                     (2.00)
                                                           ----------
 Net loss                                                  $    (.84)
                                                           ==========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes                $    1.14
   Extraordinary item                                           (.06)
   Cumulative effect of accounting changes                     (1.81)
                                                           ----------

 Net loss                                                  $    (.73)
                                                           ==========

See Accompanying Notes to Condensed Financial Statements.
         PAGE 5

               RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                               (Condensed)
                         (Dollars in millions)
                                                Dec. 31,    Sept. 30,
                                                  1993        1993
                   Assets                         ----        ----
Current Assets
  Cash                                         $    19.6   $    21.5
  Marketable securities                             57.8        36.4
  Receivables, less allowance for doubtful
   accounts of $31.6 and $31.2, respectively       921.6       763.2
  Inventories -
   Raw materials and supplies                      247.7       232.6
   Work in process                                  91.1        93.7
   Finished products                               443.5       477.4
  Other current assets                             178.7       171.2
                                               ----------  ----------
    Total Current Assets                         1,960.0     1,796.0
                                               ----------  ----------
Investments and Other Assets                       941.4       944.3
                                               ----------  ----------
Property at Cost                                 3,992.4     3,941.8
  Accumulated depreciation                       1,652.8     1,610.2
                                               ----------  ----------
                                                 2,339.6     2,331.6
                                               ----------  ----------
      Total                                    $ 5,241.0   $ 5,071.9
                                               ==========  ==========
     Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt         $   148.5   $    98.4
  Notes payable                                    490.5       401.3
  Accounts payable                                 447.9       497.3
  Other current liabilities                        694.4       610.3
                                               ----------  ----------
    Total Current Liabilities                    1,781.3     1,607.3
                                               ----------  ----------
Long-Term Debt                                   1,973.6     2,054.5
                                               ----------  ----------
Deferred Income Taxes                              153.8       149.5
                                               ----------  ----------
Other Liabilities                                  591.2       590.5
                                               ----------  ----------
Redeemable Preferred Stock                         509.8       509.8
Unearned ESOP Compensation                        (297.7)     (309.5)
                                               ----------  ----------
Shareholders Equity
  Preferred stock
  Common stocks:
    RPG Stock                                       11.5        11.5
    CBG Stock                                        2.1         2.1
  Capital in excess of par value                   115.2       115.2
  Retained earnings                              1,286.6     1,159.3
  Cumulative translation adjustment                (79.0)      (70.1)
  Common stock in treasury, at cost:
    RPG Stock                                     (801.6)     (744.3)
    CBG Stock                                       (2.5)

  Unearned portion of restricted stock              (3.3)       (3.9)
                                               ----------  ----------
    Total Shareholders Equity                      529.0       469.8
                                               ----------  ----------
      Total                                    $ 5,241.0   $ 5,071.9
                                               ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

               RALSTON PURINA COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Condensed)
                         (Dollars in millions)

                                                        Three Months Ended
                                                            December 31,
                                                        1993        1992
                                                        ----        ----
Cash Flow from Operations
  Earnings before extraordinary item and
   cumulative effect of accounting changes           $   133.7   $   132.3
  Non-cash items included in income                       84.5        71.4
  Changes in operating assets and liabilities
   used in operations                                    (68.5)      (36.5)
  Other, net                                               2.1        12.5
                                                     ----------  ----------
    Net cash flow from operations                        151.8       179.7
                                                     ----------  ----------
Cash Flow from Investing Activities
  Acquisition of businesses                              (39.2)
  Property additions, net                                (61.1)      (69.4)
  Other, net                                               2.2        12.8
                                                     ----------  ----------
    Net cash used by investing
     activities                                          (98.1)      (56.6)
                                                     ----------  ----------
Cash Flow from Financing Activities
  Net cash flow provided (used) by debt                   82.7       (52.2)
  Proceeds from sale of stock                              2.4         2.1
  Treasury stock purchases                               (60.4)       (1.6)
  Dividends paid                                         (49.2)      (48.1)
                                                     ----------  ----------
    Net cash used by financing activities                (24.5)      (99.8)
                                                     ----------  ----------
Effect of Exchange Rate Changes on Cash                   (9.7)       (8.1)
                                                     ----------  ----------
Net Increase in Cash and Cash Equivalents                 19.5        15.2
Cash and Cash Equivalents, Beginning of Year              57.9        59.5
                                                     ----------  ----------
Cash and Cash Equivalents, End of Quarter            $    77.4   $    74.7
                                                     ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993
                 (Dollars in millions except per share data)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes thereto included in the Ralston Purina Company's (the Company) Annual Report to Shareholders for the year ended September 30, 1993.

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining 45% interest.

Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards. The earnings per share for the RPG Group and CBG Group for the quarter ended December 31, 1992 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date. The shares and pro forma shares used in earnings per share computations were as follows:

                                  Quarter ended        Quarter ended
                                  December 31, 1993    December 31, 1992
                                 ------------------   ------------------
               Primary:
                  RPG Stock             101,488,000        103,672,000
                  CBG Stock              20,577,000           20,725,000
                  Ralston Purina
                    Common Stock                             103,672,000

               Fully Diluted:
                  RPG Stock             111,924,000          113,983,000
                  CBG Stock              22,422,000           22,413,000
                  Ralston Purina
                    Common Stock                             114,379,000

                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993
                 (Dollars in millions except per share data)

Note 4 - As of December 31, 1993, there were 100,334,000 shares of RPG Stock and 20,439,000 shares of CBG Stock outstanding, and at September 30, 1993, there were 101,763,000 shares of RPG Stock and 20,694,000 shares of CBG Stock outstanding. These share figures are exclusive of shares held in treasury, which were 14,346,000 of RPG Stock and 256,000 of CBG Stock at December 31, 1993, and 12,917,000 of RPG Stock and 1,000 of CBG Stock at September 30, 1993.

Note 5 - Other (income)/expense, net for three months consists of the following:

                                              December 31,   December 31,
                                                 1993           1992
                                              -----------   -----------
         Translation and exchange (gain)/loss    $ 7.2         $ 6.9
         Investment income                        (3.8)         (2.9)
         Miscellaneous                             4.2            .3
                                                -------       -------
                                                 $ 7.6         $ 4.3
                                                =======       =======

Note 6 - Investments and Other Assets consist of the following:

                                             December 31,   September 30,
                                                1993            1993
                                             -----------    -----------
         Intangible Assets                     $ 633.5        $ 635.7
         Other Assets                            307.6          308.6
                                              ---------      ---------
                                               $ 941.4        $ 944.3
                                              =========      =========

Note 7 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The quarter ended December 31, 1992 has been restated to reflect the accounting changes.

Note 8 - The extraordinary item, in fiscal 1993, represents the loss on early retirement of debt during the quarter ended December 31, 1992 of $6.8, after taxes. Retired debt consisted primarily of a portion of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7% debentures.

Note 9 - During the quarter ended December 31, 1993, the Company purchased the oats processing and packaging and cereal making operations of the National Oats Company division of Curtice Burns Foods, Inc., along with certain related manufacturing assets for approximately $39.

                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993
                 (Dollars in millions except per share data)


Note 10- The Company's Board of Directors has approved a plan to spin-off its private label and branded cereal, baby food, crackers and
         cookies, ski resort and coupon redemption businesses.
The spin-
         off is subject to receipt of a favorable tax ruling from the Internal Revenue Service, satisfaction of all legal requirements
         and final review by the Board. The stock of the new company would be distributed to holders of RPG Stock. In addition, the new company has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission which includes information regarding the details of the proposed spin-off.

Note 11- On February 3, 1994, the Company's Board of Directors declared a dividend of $.30 per share of RPG Stock, payable on March 11, 1994 to shareholders of record on February 14, 1994.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                       REVIEW OF FINANCIAL INFORMATION
                    ---------------------------------------

Operating Results

Net earnings for the three months ended December 31, 1993 were $133.7 million compared to a net loss of $81.4 million for the same period in the prior year. During the quarter ended December 31, 1992, the Company recognized an extraordinary loss on the early retirement of debt of $6.8 million, after tax, and charges for the cumulative effect of accounting changes related to postretirement benefits other than pensions and income taxes totaling $206.9 million, after taxes. Exclusive of these items, net earnings increased $1.4 million in the first quarter of fiscal 1994.

Business Segments

Sales of the Pet and Human Foods segment for the first quarter increased 1% over the prior year first quarter with increases in cereals, primarily related to acquired operations and higher branded cereal prices, and international pet foods volume, partially offset by declines in domestic pet food and cracker and cookie volumes. Operating profit for the segment declined compared to the prior year on lower volume and higher ingredient costs in pet foods and lower results in crackers and cookies related to production inefficiencies associated with plant relocation start-up, partially offset by higher prices in branded cereals.

Sales for the Bakery Products segment declined 2% compared to the prior year first quarter primarily on lower volume and an unfavorable product mix in bread, lower thrift store volume and higher promotional sales discounts in both bread and sweet baked goods. Operating profit for bakery products declined significantly as a result of the previously mentioned items, partially offset by improved margins reflecting cost reduction programs and lower ingredient costs.

Battery products sales increased 4% over the same period of the prior year on the inclusion of rechargable operations acquired in August 1993 and growth in domestic alkaline volume during the key holiday selling period, partially offset by substantial declines in Europe due to unfavorable foreign currency exhange rates and generally poor economic conditions. First quarter operating profit for battery products increased significantly on domestic alkaline volume growth, contribution of rechargable products and a favorable product mix, partially offset by declines in Europe.

Sales of resort operations increased reflecting the acquisition of
Breckenridge resort. Sales for the soy protein products business increased in the first quarter on strong volume in food protein products. Operating profit of the soy protein products business increased as higher volume was partially offset by higher raw material costs and unfavorable foreign currency exchange rates.

Sales for international agricultural products declined as a result of unfavorable exchange rates and volume declines in Europe.
Operating
profit was unchanged as European declines were offset by improvements in most other areas of the world.

Consolidated Results of Operations

Cost of products sold as a percentage of sales decreased from 53.6% in the prior year first quarter to 53.4% in the current period primarily due to results in the bakery and battery products, partially offset by pet and human food operations. Selling, general and administrative expenses were 21.3% of sales for the current period compared to 21.4% in the prior period. Advertising and promotion expense was 12.2% of sales compared to 12.1% in the prior year.

Income taxes include federal, state and foreign taxes and were 40.5% of earnings before income taxes for the current year first quarter compared to 39.7% in the prior period, primarily due to the increase in the federal statutory tax rate.

Financial Condition

At December 31, 1993, total debt as a percentage of total capitalization was 78% compared to 79% at September 30, 1993. For the purpose of this ratio, guaranteed ESOP debt is treated as long-term debt and redeemable preferred stock and related unearned compensation are treated as capital.

The Company's primary source of liquidity is cash flow generated from operations. For the three months ended December 31, 1993, cash flow from operations was $151.8 million compared to $179.7 million for the same period in the prior year, with the change primarily attributable to working capital changes. Working capital was $178.7 million at December 31, 1993 compared to $188.7 million at September 30, 1993.

In November, 1993, the Company purchased the oats processing and packaging and cereal making operations of the National Oats Company, division of Curtice Burns Foods, Inc., along with related manufacturing assets, for approximately $39 million.

In the first quarter of fiscal 1994, the Company repurchased approximately 1,400,000 shares of RPG Stock, substantially completing the most recent share repurchase authorization of the Board of Directors. As of February 3, 1994, approximately 3,756,000 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.

PART I - FINANCIAL INFORMATION
     B.  RPG Group
                         RALSTON PURINA GROUP
                    COMBINED STATEMENT OF EARNINGS
             (Dollars in millions except per share data)

                                                 Three Months Ended
                                                    December 31,
                                                  1993        1992
                                                  ----        ----
Net Sales                                      $ 1,724.3   $ 1,691.2
                                               ----------  ----------
Costs and Expenses
  Cost of products sold                            944.1       924.8
  Selling, general and administrative              252.8       256.5
  Advertising and promotion                        246.4       239.8
  Interest                                          49.7        51.7
  Other (income)/expense, net                        6.9         4.3
                                               ----------  ----------
                                                 1,499.9     1,477.1
                                               ----------  ----------
Loss Related to Retained Interest in the
  CBG Group                                          (.1)      (38.1)
                                               ----------  ----------
Earnings before Income Taxes, Extraordinary
  Item and Cumulative Effect of Accounting
  Changes                                          224.3       176.0
Income Taxes                                        90.9        85.3
                                               ----------  ----------
Earnings before Extraordinary Item and
  Cumulative Effect of Accounting Changes          133.4        90.7
Extraordinary Item - Loss on Early
  Retirement of Debt                                            (5.7)
                                               ----------  ----------
Earnings before Cumulative Effect of
  Accounting Changes                               133.4        85.0
Cumulative Effect of Accounting Changes:
  Postretirement Benefits Other Than Pensions                 (130.7)
  Income Taxes                                                  10.4
                                               ----------  ----------
Net Earnings(Loss)                                 133.4       (35.3)
Preferred Stock Dividend, Net of Taxes               4.7         4.7
                                               ----------  ----------
Earnings(Loss) after Preferred Stock Dividend  $   128.7   $   (40.0)
                                               ==========  ==========
Earnings (Loss) per RPG Stock Common Share
 (pro forma in 1992) -
 Primary
  Earnings before extraordinary item and
   cumulative effect of accounting changes     $    1.27   $     .82
  Extraordinary item                                            (.05)
  Cumulative effect of accounting changes                      (1.16)
                                               ----------  ----------
  Net earnings (loss)                          $    1.27   $    (.39)
                                               ==========  ==========
 Fully Diluted
  Earnings before extraordinary item and
   cumulative effect of accounting changes     $    1.18   $     .78
        PAGE 14

  Extraordinary item                                            (.05)
  Cumulative effect of accounting changes                      (1.05)
                                               ----------  ----------

  Net earnings (loss)                          $    1.18   $    (.32)
                                               ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                          RALSTON PURINA GROUP
                         COMBINED BALANCE SHEET
                              (Condensed)
                         (Dollars in millions)

                                                   Dec. 31,    Sept. 30,
                                                     1993        1993
                    Assets                           ----        ----
Current Assets
  Cash                                            $    19.6   $    21.5
  Marketable securities                                54.9        35.9
  Receivables, less allowance for doubtful
   accounts of $28.1 and $27.9, respectively          828.9       673.2
  Inventories -
   Raw materials and supplies                         196.0       185.7
   Work in process                                     91.1        93.7
   Finished products                                  433.0       469.0
  Other current assets                                150.0       142.2
                                                  ----------  ----------
    Total Current Assets                            1,773.5     1,621.2
                                                  ----------  ----------
Retained Interest in the CBG Group                     25.2        27.4
                                                  ----------  ----------
Investments and Other Assets                          901.5       902.6
                                                  ----------  ----------
Property at Cost                                    2,968.5     2,927.5
  Accumulated depreciation                          1,215.2     1,184.8
                                                  ----------  ----------
                                                    1,753.3     1,742.7
                                                  ----------  ----------
      Total                                       $ 4,453.5   $ 4,293.9
                                                  ==========  ==========
      Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt            $   120.9   $    80.1
  Notes payable                                       475.0       393.9
  Accounts payable                                    360.6       392.0
  Other current liabilities                           589.2       503.7
                                                  ----------  ----------
    Total Current Liabilities                       1,545.7     1,369.7
                                                  ----------  ----------
Long-Term Debt                                      1,636.1     1,731.6
                                                  ----------  ----------
Deferred Income Taxes                                 143.5       138.4
                                                  ----------  ----------
Other Liabilities                                     389.3       386.0
                                                  ----------  ----------
Redeemable Preferred Stock                            463.9       463.9
                                                  ----------  ----------
Unearned ESOP Compensation                           (223.3)     (232.1)
                                                  ----------  ----------
RPG Group Equity                                      498.3       436.4
                                                  ----------  ----------
      Total                                       $ 4,453.5   $ 4,293.9
                                                  ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                         RALSTON PURINA GROUP
                   COMBINED STATEMENT OF CASH FLOWS
                             (Condensed)
                        (Dollars in millions)

                                                        Three Months Ended
                                                            December 31,
                                                        1993        1992
                                                        ----        ----
Cash Flow from Operations
  Earnings before extraordinary item and
   cumulative effect of accounting changes           $   133.4   $    90.7
  Retained interest in CBG Group's earnings                 .1        38.1
  Non-cash items included in income                       66.5        54.3
  Changes in operating assets and liabilities
   used in operations                                    (42.9)      (42.6)
  Other, net                                               3.6         6.3
                                                     ----------  ----------
    Net cash flow from operations                        160.7       146.8
                                                     ----------  ----------
Cash Flow from Investing Activities
  Acquisition of businesses                              (39.2)
  Property additions, net                                (45.2)      (55.0)
  Other, net                                               4.6        12.7
                                                     ----------  ----------
    Net cash used by investing
     activities                                          (79.8)      (42.3)
                                                     ----------  ----------
Cash Flow from Financing Activities
  Net payments on centrally managed debt                  (5.2)     (111.6)
  Net proceeds from specifically attributed
   long-term debt, including current maturities             .5
  Net increase in specifically attributed notes
   payable                                                52.4        70.1
  Proceeds from the sale of stock                          2.4
  Treasury stock purchases                               (58.1)
  Dividends paid on RPG Stock                            (46.1)
  Cash provided for corporate equity transactions                    (40.7)
                                                     ----------  ----------
    Net cash used by financing activities                (54.1)      (82.2)
                                                     ----------  ----------
Effect of Exchange Rate Changes on Cash                   (9.7)       (8.1)
                                                     ----------  ----------
Net Increase in Cash and Cash Equivalents                 17.1        14.2
Cash and Cash Equivalents, Beginning of Year              57.4        59.0
                                                     ----------  ----------
Cash and Cash Equivalents, End of Quarter            $    74.5   $    73.2
                                                     ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                             RALSTON PURINA GROUP
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              DECEMBER 31, 1993
                 (Dollars in millions except per share data)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of the RPG Group and notes thereto included in the Ralston Purina Company's (the Company) Annual Report to Shareholders for the year ended September 30, 1993.

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining 45% interest.

          Holders of RPG Stock are common shareholders of the Company. Although the financial statements of the RPG Group and the CBG Group separately report the assets, liabilities and shareholders equity of the Company attributed to each group, this attribution does not affect legal title to such assets or responsibility for such liabilities. Financial impacts arising from the CBG Group that affect the consolidated results of operations or financial position of the Company could affect the results of operations or financial position of the RPG Group. Accordingly, the Company's consolidated quarterly financial information should be read in connection with the RPG Group financial information.

Note 3 - Primary earnings per share are based on 101,488,000 average RPG Stock shares and 103,672,000 average pro forma RPG Stock shares for the quarters ended December 31, 1993 and 1992, respectively. Fully diluted earnings per share are based on the average number of shares outstanding adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and deferred compensation awards. The balances were 111,924,000 average RPG Stock shares and 113,983,000 average pro forma RPG Stock shares for the quarters ended December 31, 1993 and 1992, respectively. The earnings per share for the quarter ended December 31, 1992 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date.

Note 4 - There were RPG Stock common shares outstanding of 100,334,000 at December 31, 1993 and 101,763,000 at September 30, 1993, exclusive of 14,346,000 and 12,917,000 RPG Stock treasury shares, respectively.

                             RALSTON PURINA GROUP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993
                   (Dollars in millions except per share data)

Note 5 - Other (income)/expense, net for three months consists of the following:

                                                 Dec. 31,        Dec. 31,
                                                   1993            1992
                                                ----------      ----------
         Translation and exchange (gain)/loss        $7.2            $6.9
         Investment income                           (3.8)           (2.9)
         Miscellaneous                                3.5              .3
                                                ----------      ----------
                                                     $6.9            $4.3
                                                ==========      ==========

Note  6 - Investments and Other Assets consists of the following:

                                                 Dec. 31,       Sept. 30,
                                                   1993            1993
                                                ----------      ----------
         Intangible Assets                         $592.5          $594.4
         Other Assets                               309.0           308.2
                                                ----------      ----------
                                                   $901.5          $902.6
                                                ==========      ==========

Note 7 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The quarter ended December 31, 1992 has been restated to reflect the accounting changes.

Note 8 - The extraordinary item, in fiscal 1993, represents the loss on early retirement of debt during the quarter ended December 31, 1992 of $5.7 million, after taxes, or $.05 per pro forma primary share. Retired debt consisted primarily of a portion of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7% debentures.

Note 9 - During the quarter ended December 31, 1993, the Company purchased the oats processing and packaging and cereal making operations of the National Oats Company division of Curtice Burns Foods, Inc., along with certain related manufacturing assets for approximately $39.

Note 10 - The Company's Board of Directors has approved a plan to spin-off its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses. The spin-off is subject to receipt of a favorable tax ruling from the Internal Revenue Service, satisfaction of all legal requirements and final review by the Board. The stock of the new company
          would be distributed to holders of RPG Stock. In addition, the new company has filed a preliminary registration statement on Form 10 with the Securities and Exchange Commission which includes information regarding the details of the proposed spin-off.

Note 11 - On February 3, 1994, the Company's Board of Directors declared a dividend of $.30 per share of RPG Stock, payable on March 11, 1994 to shareholders of record on February 14, 1994.

                           RALSTON PURINA GROUP
                       REVIEW OF FINANCIAL INFORMATION
                       -------------------------------

Operating Results

Net earnings for the three months ended December 31, 1993 were $133.4 million , compared to a net loss of $35.3 million for the same period in the prior year. Included in net earnings for the three months ended December 31, 1992 were an extraordinary loss on early retirement of debt of $5.7 million, after taxes, a charge for the cumulative effect of accounting changes related to postretirement benefits other than pensions and income taxes of $120.3 million, and a decrease of $38.9 million in the RPG Group's earnings related to its 45% retained interest in the CBG Group due to the CBG Group's accounting changes. Exclusive of such items, earnings increased $3.8 million in the current quarter from $129.6 million.

Earnings per share for the three months ended December 31, 1993 were $1.27 and $1.18, on a primary and fully diluted basis, respectively.
Pro forma primary and fully diluted loss per share were $.39 and $.32 in the prior year. Exclusive of the aforementioned items, pro forma earning per share were $1.20 and $1.12 on a primary and fully diluted basis.

Business Segments

Sales of the Pet and Human Foods segment for the first quarter increased 1% over the prior year first quarter with increases in cereals, primarily related to acquired operations and higher branded cereal prices, and international pet foods volume, partially offset by declines in domestic pet food and cracker and cookie volumes. Operating profit for the segment declined compared to the prior year on lower volume and higher ingredient costs in pet foods and lower results in crackers and cookies related to production inefficiencies associated with plant relocation start-up, partially offset by higher prices in branded cereals.

Battery products sales increased 4% over the same period of the prior year on the inclusion of rechargable operations acquired in August 1993 and growth in domestic alkaline volume during the key holiday selling period, partially offset by substantial declines in Europe due to unfavorable foreign currency exchange rates and generally poor economic conditions. First quarter operating profit for battery products increased significantly on domestic alkaline volume growth, contribution of rechargable products and a favorable product mix, partially offset by declines in Europe.

Sales of resort operations increased reflecting the acquisition of Breckenridge resort. Sales for the soy protein products business increased in the first quarter on strong volume in food protein products. Operating profit of the soy protein products business increased as higher volume was partially offset by higher raw material costs and unfavorable foreign currency exchange rates.

Sales for international agricultural products declined as a result of unfavorable exchange rates and volume declines in Europe.
  Operating
        PAGE 23

profit was unchanged as European declines were offset by improvements in most other areas of the world.

Results of Operations

Cost of products sold as a percentage of sales increased from 54.7% in the prior year first quarter to 54.8% in the current period as favorable results in the battery products were nearly offset by pet and human foods results. Selling, general and administrative expenses were 14.7% of sales for the current period compared to 15.2% in the prior period. Advertising and promotion expense was 14.3% of sales compared to 14.2% in the prior year.

Income taxes include federal, state and foreign taxes and were 40.5% of earnings before income taxes for the current year first quarter compared to 48.5% in the prior period. The income tax percentage in the prior year is influenced by the inclusion of the RPG Group's loss related to its retained interest in the CBG Group, on an after tax basis, in the computation of pre-tax earnings. Excluding such impact, the income tax percentage for the RPG Group was 39.8% in the prior year. The current year income taxes reflect a 1% increase in the federal statutory rate.

Financial Condition

The RPG Group's primary source of liquidity is cash flow from operations, which increased to $160.7 million in the three months ended December 31, 1993 compared to $146.8 million for the same period in the prior year. Working capital was $227.8 million at December 31, 1993 compared to $251.5 million at September 30, 1993.

In November, 1993, the Company purchased the oats processing and packaging and cereal making operations of the National Oats Company, division of Curtice Burns Foods, Inc., along with related manufacturing assets, for approximately $39 million.

In the first quarter of fiscal 1994, the Company repurchased approximately 1,400,000 shares of RPG stock, substantially completing the most recent share repurchase authorization of the Board of Directors.

PART I - FINANCIAL INFORMATION
     C.  CBG Group
                            CONTINENTAL BAKING GROUP
                         COMBINED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)

                                                        13 Weeks Ended
                                                     Dec. 25,    Dec. 26,
                                                       1993        1992
                                                       ----        ----
Net Sales                                           $   476.0   $   488.9
                                                    ----------  ----------
Costs and Expenses
  Cost of products sold                                 230.5       244.6
  Selling, general and administrative                   215.7       209.4
  Advertising and promotion                              22.2        22.7
  Interest                                                6.6         6.9
  Other (income)/expense, net                              .7
                                                    ----------  ----------
                                                        475.7       483.6
                                                    ----------  ----------
Earnings before Income Taxes, Extraordinary
  Item and Cumulative Effect of Accounting
  Changes                                                  .3         5.3
Income Taxes                                               .1         1.8
                                                    ----------  ----------
Earnings before Extraordinary Item and
  Cumulative Effect of Accounting Changes                  .2         3.5
Extraordinary Item - Loss on Early
  Retirement of Debt                                                 (1.1)
                                                    ----------  ----------
Earnings before Cumulative Effect of
  Accounting Changes                                       .2         2.4
Cumulative Effect of Accounting Changes:
  Postretirement Benefits Other Than Pensions                       (41.2)
  Income Taxes                                                      (45.4)
                                                    ----------  ----------
Net Earnings (Loss)                                        .2       (84.2)
Preferred Stock Dividend, Net of Taxes                     .5          .5
                                                    ----------  ----------
Loss after Preferred Stock Dividend                       (.3)      (84.7)
Loss Applicable to the RPG Group's
  Retained Interest in the CBG Group                      (.1)      (38.1)
                                                    ----------  ----------
Loss after RPG Group's Retained Interest            $     (.2)  $   (46.6)
                                                    ==========  ==========
Earnings (Loss) per CBG Stock Common Share
 (pro forma in 1992) -
 Primary
  Earnings before extraordinary item and
   cumulative effect of accounting changes          $    (.01)  $     .08
  Extraordinary item                                                 (.03)
  Cumulative effect of accounting changes                           (2.30)
                                                    ----------  ----------
  Net loss                                          $    (.01)  $   (2.25)
                                                    ==========  ==========

 Fully Diluted
  Earnings before extraordinary item and
   cumulative effect of accounting changes          $    (.01)  $     .07
  Extraordinary item                                                 (.03)
  Cumulative effect of accounting changes                           (2.13)
                                                    ----------  ----------
  Net loss                                          $    (.01)  $   (2.09)
                                                    ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                        CONTINENTAL BAKING GROUP
                          COMBINED BALANCE SHEET
                               (Condensed)
                          (Dollars in millions)

                                                Dec. 25,    Sept. 25,
                                                  1993        1993
                                                  ----        ----
                   Assets
Current Assets
  Marketable securities                        $     2.9   $      .5
  Receivables, less allowance for doubtful
   accounts of $3.5 and $3.3, respectively          92.7        91.3
  Inventories -
   Raw materials and supplies                       51.7        46.9
   Finished products                                10.5         8.4
  Other current assets                              28.7        29.0
                                               ----------  ----------
    Total Current Assets                           186.5       176.1
                                               ----------  ----------
Investments and Other Assets                        59.0        60.1
                                               ----------  ----------
Property at Cost                                 1,023.9     1,014.3
  Accumulated depreciation                         437.6       425.4
                                               ----------  ----------
                                                   586.3       588.9
                                               ----------  ----------
      Total                                    $   831.8   $   825.1
                                               ==========  ==========
     Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt         $    27.6   $    18.3
  Notes payable                                     15.5         7.4
  Accounts payable                                  87.3       105.3
  Other current liabilities                        105.0       107.9
                                               ----------  ----------
    Total Current Liabilities                      235.4       238.9
                                               ----------  ----------
Long-Term Debt                                     337.5       322.9
                                               ----------  ----------
Deferred Income Taxes                               10.3        11.1
                                               ----------  ----------
Other Liabilities                                  221.0       222.9
                                               ----------  ----------
Redeemable Preferred Stock                          45.9        45.9
Unearned ESOP Compensation                         (74.4)      (77.4)
                                               ----------  ----------
CBG Group Equity                                    56.1        60.8
                                               ----------  ----------
      Total                                    $   831.8   $   825.1
                                               ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                   CONTINENTAL BAKING GROUP
                 COMBINED STATEMENT OF CASH FLOWS
                            (Condensed)
                       (Dollars in millions)

                                                          13 Weeks Ended
                                                      Dec. 25,    Dec. 26,
                                                        1993        1992
                                                        ----        ----
Cash Flow from Operations
  Earnings before extraordinary item and cumulative
    effect of accounting changes                     $      .2   $     3.5
  Non-cash items included in income                       18.0        17.1
  Changes in operating assets and liabilities
    used in operations                                   (25.6)        6.1
  Other, net                                              (1.5)        6.2
                                                     ----------  ----------
    Net cash flow from operations                         (8.9)       32.9
                                                     ----------  ----------
Cash Flow from Investing Activities
  Property additions, net                                (15.9)      (14.4)
  Other, net                                                .9          .1
                                                     ----------  ----------
    Net cash used by investing
     activities                                          (15.0)      (14.3)
                                                     ----------  ----------
Cash Flow from Financing Activities
  Net proceeds from (payments on) centrally
    managed debt                                          35.0       (10.7)
  Treasury stock purchases                                (2.3)
  Dividends paid on CBG Stock                             (3.1)
  Cash provided for corporate equity transactions
    prior to distribution of CBG Stock                                (6.9)
  Payment attributed to Retained Interest                 (3.3)
                                                     ----------  ----------
    Net cash provided (used) by financing activities      26.3       (17.6)
                                                     ----------  ----------
Net Increase in Cash and Cash Equivalents                  2.4         1.0
Cash and Cash Equivalents, Beginning of Period              .5          .5
                                                     ----------  ----------
Cash and Cash Equivalents, End of Period             $     2.9   $     1.5
                                                     ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                         CONTINENTAL BAKING GROUP
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 25, 1993
                 (Dollars in millions except per share data)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any thirteen week period are not necessarily indicative of the results for any other thirteen week period or for the full year. These statements should be read in connection with the financial statements of the CBG Group and notes thereto included in the Ralston Purina Company's (the Company) Annual Report to Shareholders for the year ended September 30, 1993.

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining 45% interest.

         Holders of CBG Stock are common shareholders of the Company. Although the financial statements of the RPG Group and the CBG Group separately report the assets, liabilities and shareholders equity of the Company attributed to each group, this attribution does not affect legal title to such assets or responsibility for such liabilities. Financial impacts arising from the RPG Group that affect the consolidated results of operations or financial position of the Company could affect the results of operations or financial position of the CBG Group. Accordingly, the Company's consolidated quarterly financial information should be read in connection with the CBG Group financial information.

Note 3 - Primary earnings per share are based on 20,577,000 average CBG Stock shares and 20,725,000 average pro forma CBG Stock shares for the quarters ended December 25, 1993 and December 26, 1992, respectively. Fully diluted earnings per share are based on the average number of shares outstanding adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and deferred compensation awards. The balances were 22,422,000 average CBG Stock shares and 22,413,000 average pro forma CBG Stock shares for the quarters ended December 25, 1993 and December 26, 1992, respectively. The earnings per share for the quarter ended December 26, 1992 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date.
        PAGE 29

Note 4 - There were CBG Stock common shares outstanding of 20,439,000 at December 25, 1993 and 20,694,000 at September 25, 1993, exclusive of 256,000 and 1,000 CBG Stock treasury shares, respectively.

                           CONTINENTAL BAKING GROUP
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             DECEMBER 25, 1993
                 (Dollars in millions except per share data)

Note 5 - Other Liabilities consists of the following:

                                              Dec. 25,      Sept. 25,
                                                1993           1993
                                             ----------     ----------
         Self-insurance reserves                $113.4         $112.8
         Other liabilities                       107.6          110.1
                                             ----------     ----------
                                                $221.0         $222.9
                                             ==========     ==========

Note 6 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The quarter ended December 26, 1992 has been restated to reflect the accounting changes.

Note 7 - The extraordinary item, in fiscal 1993, represents the loss on early retirement of debt during the thirteen weeks ended December 26, 1992 of $1.1 million, after taxes, or $.03 per pro forma primary share. Retired debt consisted primarily of a portion of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7% debentures.

                         CONTINENTIAL BAKING GROUP
                       REVIEW OF FINANCIAL INFORMATION
                       -------------------------------

Operating Results

Net earnings were $.2 million for the 13 weeks ended December 25, 1993 compared to a net loss of $84.2 million for the 13 weeks ended December 26, 1992. Included in the net loss for the prior year first quarter were charges for the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes and an extraordinary loss on the early retirement of debt totaling $87.7 million, after taxes. Exclusive of these items, earnings declined by $3.3 million from $3.5 million in the prior year first quarter. After reducing earnings for preferred stock dividends, the net loss per CBG Stock share in the first quarter of fiscal 1994 was $.01 on a primary and fully diluted basis. Fiscal 1993 pro forma net earnings per share before extraordinary item and cumulative effect of accounting changes were $.08 and $.07 on a primary and fully diluted basis, respectively.

Sales declined 3% compared to the prior year first quarter primarily on lower volume and an unfavorable product mix in bread, lower thrift store volume and higher promotional sales discounts in both bread and sweet baked goods. Cost of products sold as a percent of sales decreased to 48.4% in the current quarter compared to 50% in the prior year on cost reduction programs and lower ingredient costs. Selling, general and administrative costs increased to 45.3% of sales compared to 42.8%, primarily as a result of the CBG Group's lower sales in 1994, increased route distribution costs and project related start-up costs.

Financial Condition

Cash used by operations in the first quarter of fiscal 1994 was $8.9 million compared to cash flow generated from operations of $32.9 for the same period in the prior year, with the current period significantly impacted by temporary fluctuations in working capital components. Current liabilities in excess of current assets at December 25, 1993 were $48.9 million compared to $62.8 million at September 25, 1993.

The Company manages most financial activities of the group on a centralized, consolidated basis. The liquidity and capital resources of the Company provide financial and operating flexibilty to each group. The CBG Group's centrally managed debt increased $35.0 million in the first quarter of fiscal 1994 to fund operating, investing and other financing activities.

Since the issuance of CBG Stock, a dividend of $.08 per share had been declared for payment to CBG Stock holders on a quarterly basis. Based on recent results of the CBG Group, the Board of Directors of the Company eliminated CBG Stock dividends at its meeting on February 3, 1994. In the future, dividend policy will be considered on a quarter by quarter basis.

As of February 3, 1994, approximately 3,756,000 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.

PART II - OTHER INFORMATION
          -----------------
There is no information required to be reported under any items except those indicated below.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on February 3, 1994, for the purpose of electing three directors to serve three year terms ending in January, 1997 and ratifying the Board of Directors appointment of
Price Waterhouse as independent accountants for the Company for the fiscal year ending September 30, 1994. The number of votes cast, and the number of shares voting, for or against each candidate and the number of votes cast for the ratification, as well as the number of absententions with respect thereto, is as follows:

                                  SHARES VOTING
SHARES
                   VOTES FOR      FOR           VOTES WITHHELD
   WITHHELD

John H. Biggs      93,370,419     107,334,098     1,792,307
      1,971,918

David C. Farrell   93,389,638     107,357,148     1,772,675
     1,948,868

William P. Stiritz 93,177,572     107,112,598     1,993,243
      2,193,418


                            SHARES                      SHARES
                            VOTING                      VOTING
VOTES     SHARES
                 VOTES FOR  FOR             VOTES AGAINST AGAINST
 ABSTAINED ABSTAINED
Ratification     94,065,680 108,107,351   584,558       634,317
519,042   564,028
of Price
Waterhouse

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits filed with this report:

             (11)  Statement re Computation of Per Share Earnings.

         (b) Reports on Form 8-K

             The Registrant filed a Report on Form 8-K on October 5, 1993 to disclose that its Board of Directors had approved in principle a plan to spin-off its private label and branded cereal business as well as its baby food, cracker and cookie, ski resort and coupon redemption businesses.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RALSTON PURINA COMPANY
                                   ----------------------
                                   Registrant

                              By    James R. Elsesser
                                   ----------------------
                                    James R. Elsesser
                                     Vice President and Chief
                                     Financial Officer

Date:  February 14, 1994

        Exhibit Index

        Exhibits
        -----

        EX-11 Computation of Earnings Per Share
              (provided electronically)