Form 10-Q
period 1994-03-31
RALSTON PURINA CO
filed 1994-05-13
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended March 31, 1994

                        Commission File No. 1-4582


                          RALSTON PURINA COMPANY
        ---------------------------------------------------------
- - --
          (Exact name of registrant as specified in its charter)

              MISSOURI                             43-0470580
       ----------------------------------------------------------
- - --
    (State of Incorporation)      (I.R.S. Employer Identification
No.)

           CHECKERBOARD SQUARE, ST. LOUIS MISSOURI         63164
       ----------------------------------------------------------
- - --
        (Address of principal executive offices)        (Zip
Code)

                              (314) 982-1000
       ----------------------------------------------------------
- - --
           (Registrant's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by
Section 13
or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES  X   NO
                                                     ---       --
- - -

Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on May 6, 1994
- - - 100,451,262.

Number of shares of Ralston-Continental Baking Group common stock, $.10 par value, outstanding as of the close of business on May 6, 1994
- - - 20,588,239.

PART I - FINANCIAL INFORMATION
     A. Consolidated


                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)

                                   Three Months Ended     Six
Months Ended
                                         March 31,
March 31,
                                      1994       1993       1994
1993
                                      ----       ----       ----
- - ----

Net Sales                          $ 1,997.7  $1,913.4   $4,197.0
$4,090.9
                                   ---------- ---------  --------
- - - --------
Costs and Expenses
  Cost of products sold              1,105.3   1,043.4    2,278.9
2,210.2
  Selling, general and
    administrative                     494.8     459.4      963.3
925.3
  Advertising and promotion            209.0     214.9      477.6
477.4
  Interest                              57.5      60.3      113.8
118.9
  Other (income)/expense, net            7.4      (2.5)      15.0
1.8
                                   ---------- ---------  --------
- - - --------
                                     1,874.0   1,775.5    3,848.6
3,733.6
                                   ---------- ---------  --------
- - - --------
Earnings before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes         123.7     137.9      348.4
357.3
Income Taxes                            51.3      55.3      142.3
142.4
                                  ---------- ---------  ---------
- - --------
Earnings before Extraordinary Item
  and Cumulative Effect of
  Accounting Changes                    72.4      82.6      206.1
214.9
Extraordinary Item - Loss on
  Early Retirement of Debt              (9.5)      0.0
(9.5)    (6.8)
                                   ---------- ---------  --------
- - - --------
Earnings before Cumulative Effect
  of Accounting Changes                 62.9      82.6      196.6
208.1
Cumulative Effect of Accounting
  Changes:
  Postretirement Benefits Other
    Than Pensions
(171.9)
  Income Taxes
(35.0)
                                   ---------- ---------  --------
- - - --------
Net Earnings                            62.9      82.6      196.6
1.2
Preferred Stock Dividend,
  Net of Taxes                           5.3       5.3       10.5
10.5
                                   ---------- ---------  --------
- - - --------
  Earnings (Loss) Available to
    Common Shareholders            $    57.6  $   77.3   $  186.1
$ (9.3)
                                   ========== =========
========== =======
Cash Dividends Declared per
  Common Share
    RPG Stock                      $    0.60             $   0.60
    Ralston Purina Co.                        $  0.316
$  0.316


See Accompanying Notes to Condensed Financial Statements.


               RALSTON PURINA COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF EARNINGS (continued)
             (Dollars in millions except per share data)


                                             Three Months Ended
Six Months Ended
                                                 March 31,
March 31,
                                               1994      1993
1994      1993
                                               ----      ----
- - ----      ----

Earnings (Loss) per Common Share -
 RPG Stock (pro forma in 1993):
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes  $   0.68  $    0.71
$   1.96   $  1.54
   Extraordinary item                           (0.08)
(0.08)    (0.05)
   Cumulative effect of accounting changes
(1.16)
                                             --------- ----------
- - --------- ---------
 Net Earnings                                $   0.60  $    0.71
$   1.88  $   0.33
                                             ========= ==========
========= =========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes  $   0.65  $    0.68
$   1.84  $   1.46
   Extraordinary item                           (0.07)
(0.07)    (0.05)
   Cumulative effect of accounting changes
(1.06)
                                             --------- ----------
- - --------- ---------
 Net Earnings                                $   0.58  $    0.68
$   1.77  $   0.35
                                             ========= ==========
========= =========
 CBG Stock (pro forma in 1993):
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes  $  (0.10) $    0.18
$  (0.11) $   0.25
   Extraordinary item                           (0.04)
(0.04)    (0.03)
   Cumulative effect of accounting changes
(2.30)
                                             --------- ----------
- - --------- ---------
 Net Earnings (Loss)                         $  (0.14) $    0.18
$  (0.15) $  (2.08)
                                             ========= ==========
========= =========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes  $  (0.10) $    0.15
$  (0.11) $   0.22
   Extraordinary item                           (0.04)
(0.04)    (0.03)
   Cumulative effect of accounting changes
(2.10)
                                             --------- ----------
- - --------- ---------
 Net Earnings (Loss)                         $  (0.14) $    0.15
$  (0.15) $  (1.91)
                                             ========= ==========
========= =========
 Ralston Purina Company Common Stock:
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes            $    0.75
$   1.97
   Extraordinary item
(0.06)
   Cumulative effect of accounting changes
(2.00)
                                                       ----------
- - ---------
 Net Earnings (Loss)                                   $    0.75
$  (0.09)
                                                       ==========
=========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes            $    0.70
$   1.83
   Extraordinary item
(0.06)
   Cumulative effect of accounting changes
(1.80)
                                                       ----------
- - ---------
 Net Earnings (Loss)                                   $    0.70
$  (0.03)
                                                       ==========
=========


See Accompanying Notes to Condensed Financial Statements.


                RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                               (Condensed)
                         (Dollars in millions)


                                                      March 31,
Sept. 30,
                                                        1994
1993

                      Assets
Current Assets
  Cash                                               $    32.4
$    21.5
  Marketable securities                                  229.6
36.4
  Receivables, less allowance for doubtful
   accounts of $31.0 and $31.2, respectively             755.2
763.2

  Inventories -
   Raw materials and supplies                            209.8
232.6
   Work in process                                       100.0
93.7
   Finished products                                     413.0
477.4
  Other current assets                                   205.2
171.2
                                                     ----------
- - ----------
    Total Current Assets                               1,945.2
1,796.0
                                                     ----------
- - ----------
Investments and Other Assets                             869.9
944.3
                                                     ----------
- - ----------
Property at Cost                                       3,416.4
3,941.8
  Accumulated depreciation                             1,507.9
1,610.2
                                                     ----------
- - ----------
                                                       1,908.5
2,331.6
                                                     ----------
- - ----------
      Total                                          $ 4,723.6
$ 5,071.9
                                                     ==========
==========
        Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt               $   124.1
$    98.4
  Notes payable                                          480.3
401.3
  Accounts payable                                       404.2
497.3
  Other current liabilities                              598.6
610.3
                                                     ----------
- - ----------
    Total Current Liabilities                          1,607.2
1,607.3
                                                     ----------
- - ----------
Long-Term Debt                                         1,804.9
2,054.5
                                                     ----------
- - ----------
Deferred Income Taxes                                    120.1
149.5
                                                     ----------
- - ----------
Other Liabilities                                        572.0
590.5
                                                     ----------
- - ----------
Redeemable Preferred Stock                               472.8
509.8
Unearned ESOP Compensation                              (285.4)
(309.5)
                                                     ----------
- - ----------
Shareholders Equity
  Preferred stock
  Common stock
    RPG Stock                                             11.5
11.5
    CBG Stock                                              2.1
2.1
  Capital in excess of par value                         115.4
115.2
  Retained earnings                                    1,150.0
1,159.3
  Cumulative translation adjustment                      (71.2)
(70.1)
  Common stock in treasury, at cost
    RPG Stock                                           (771.5)
(744.3)
    CBG Stock                                             (2.5)
  Unearned portion of restricted stock                    (1.8)
(3.9)

                                                     ----------
- - ----------
    Total Shareholders Equity                            432.0
469.8
                                                     ----------
- - ----------
      Total                                          $ 4,723.6
$ 5,071.9
                                                     ==========
==========


See Accompanying Notes to Condensed Financial Statements.

                RALSTON PURINA COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Condensed)
                         (Dollars in millions)

                                                        Six
Months Ended
                                                           March
31,
                                                       1994
1993
Cash Flow from Operations
  Earnings before extraordinary item and
   cumulative effect of accounting changes          $   206.1   $
214.9
  Non-cash items included in income                     168.9
142.8
  Changes in operating assets and liabilities
    used in operations                                 (102.8)
(3.2)
  Other, net                                              4.1
(20.1)
                                                    ----------  -
- - ---------
   Net cash flow from operations                        276.3
334.4
                                                    ----------  -
- - ---------
Cash Flow from Investing Activities
  Acquisition of businesses                             (39.2)
  Property additions, net                              (148.7)
(132.8)
  Other, net                                             (2.7)
4.2
                                                    ----------  -
- - ---------
   Net cash used by investing activities               (190.6)
(128.6)
                                                    ----------  -
- - ---------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off           370.0
  Net cash flow used by debt                            (89.2)
(13.9)
  Cash proceeds from sale of stock                        2.7
2.8
  Treasury stock purchases                              (71.7)
(9.7)
  Dividends paid                                        (79.2)
(80.6)
                                                    ----------  -
- - ---------
   Net cash provided (used) by financing activities     132.6
(101.4)
                                                    ----------  -
- - ---------
Effect of Exchange Rate Changes on Cash                 (14.2)
(14.0)
                                                    ----------  -
- - ---------

Net Increase in Cash and Cash Equivalents               204.1
90.4
Cash and Cash Equivalents, Beginning of Year             57.9
59.5
                                                    ----------  -
- - ---------
Cash and Cash Equivalents, End of Period            $   262.0   $
149.9
                                                    ==========
==========


See Accompanying Notes to Condensed Financial Statements.

                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1994
                 (Dollars in millions except per share data)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the
         opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes thereto included in the Ralston
         Purina Company's (the Company) Annual Report to
Shareholders for the
         year ended September 30, 1993.

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock,
         Ralston-Continental Baking Group Common Stock (CBG
Stock), which is
         intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-
Ralston Purina
         Group Common Stock (RPG Stock) and is intended to reflect
         separately the performance of the Company's other businesses (the
         RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining
45% interest.


Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards. The earnings per share for the RPG Group and CBG Group for the quarter and six months ended March 31, 1993 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date. The shares and pro forma shares used in earnings per share computations were as follows:


                      Three Months   Three Months    Six Months
Six Months
                     March 31, 1994 March 31, 1993 March 31, 1994
March 31, 1993
                     -------------- -------------- --------------
- - - ---------------


Primary:
  RPG Stock            100,200,000    103,500,000     100,900,000
103,600,000
  CBG Stock             20,400,000     20,700,000      20,500,000
20,700,000
  Ralston Purina
    Common Stock                      103,500,000
103,600,000

Fully Diluted:
  RPG Stock            110,300,000    113,400,000     110,900,000
113,500,000
  CBG Stock             24,400,000     24,300,000      24,500,000
24,300,000
  Ralston Purina
    Common Stock                      114,800,000
114,900,000



                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                 (Dollars in millions except per share data)

Note 4 - As of March 31, 1994, there were 100,794,000 shares of
RPG Stock
         and 20,589,000 shares of CBG Stock outstanding, and at
September
         30, 1993, there were 101,763,000 shares of RPG Stock and
20,694,000
         shares of CBG Stock outstanding. These share figures are exclusive of shares held in treasury, which were 13,890,000 of RPG
Stock and
         269,000 of CBG Stock at March 31, 1994, and 12,917,000
of RPG
         Stock and 1,000 of CBG Stock at September 30, 1993.

Note 5 - Other (income)/expense, net for six months consists of the following:


                                                  March 31,
March 31,
                                                    1994
1993
                                                 -----------   --
- - ---------
         Translation and exchange (gain)/loss       $14.5
$12.5
         Investment income                           (6.1)
( 6.7)
         Miscellaneous                                6.6
( 4.0)
                                                   -------
- - -------
                                                    $15.0
$ 1.8
                                                   =======
=======

Note 6 - Investments and Other Assets consist of the following:

                                                 March 31,
September 30,
                                                   1994
1993
                                                -----------    --
- - ---------
         Intangible Assets                        $571.9
$635.7
         Other Assets                              298.0
308.6
                                                 ---------      -
- - --------
                                                  $869.9
$944.3
                                                 =========
=========



Note 7 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No.
106 -
         "Employers' Accounting for Postretirement Benefits Other
Than
         Pensions" (FAS 106) and Statement of Financial
Accounting Standards
         No. 109 "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The three and six months ended March 31, 1993 have been restated to reflect the accounting changes.

Note 8 - The extraordinary loss in fiscal 1994 was recognized in conjunction with the retirement of $107.4 of debt that had an
         effective interest rate of 10.7%.  The extraordinary
item in fiscal
         1993 represents the loss on retirement of debt during the quarter ended December 31, 1992 consisting primarily of a portion of the
         Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining
         7.7% debentures.


                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1994
                 (Dollars in millions except per share data)

Note 9 - On March 24, 1994, the Company's Board of Directors declared a dividend of $.30 per share of RPG Stock, payable on June
10, 1994 to
         shareholders of record on May 16, 1994. RPG Stock quarterly dividends are normally declared in January, March, May and
         September.

         Prior to the redesignation of Ralston Purina Company
Stock as RPG
         Stock, dividends were declared on Ralston Purina Stock.
The
         declaration of the March 1993 dividend was delayed until May 1993.

Note 10- Coincident with the spin-off discussed in Note 11, the Company redeemed 334,109 shares of its Series A 6.75% Preferred
Stock at
         its guaranteed minimum value. The shares were redeemed by the
         Company in connection with the cessation of participation in the
         Company's Savings Investment Plan by plan participants employed by
         Ralcorp following the spin-off. Following the redemption, 4,265,891 shares of Preferred Stock remained issued and outstanding and continued to be held by the Company's ESOP.  As of March
31, 1994,
         the terms of the Preferred Stock required adjustment of the conversion ratio with respect to RPG Stock to reflect the change in the market value of the RPG Stock as a result of the Ralcorp spin-off. As of that date, the Preferred Stock is now convertible into 2.255 shares of RPG Stock and .4 shares of CBG
Stock for each
         share of Preferred Stock. All other terms and provisions of the
         Preferred Stock remain unchanged.


Note 11- On March 31, 1994, the company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the
Distribution).  One
         share of stock of the new company, Ralcorp Holdings, Inc.
         (Ralcorp), was distributed for each three shares of RPG
Stock held
         by shareholders. The Company's earnings and cash flows through
         March 31, 1994 reflect the operations of those businesses.

         The following pro forma data reflect the results of operations for each quarter in fiscal 1993 and the first two quarters of fiscal
         1994 of the Company as if the Distribution had occurred as of the beginning of such periods. Such data have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of the dates indicated. This pro forma data may not necessarily reflect the consolidated results of operations that would have existed had the Distribution occurred on the dates indicated.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1994
                  (Dollars in millions except per share data)

                                 Pro Forma Financial Data
                                          1994
                              -----------------------------
                                 lst      2nd        Six
                               Quarter   Quarter   Months
                              --------- --------- ---------
                              $1,936.1  $1,739.0  $3,675.1


Net Sales (a)                    895.3     766.6   1,661.9

Gross Profit (a)                  52.6      53.8     106.4

Interest (b)
                                 200.4      87.8     288.2
Earnings before Income Taxes
  and Extraordinary Loss (a)      81.8      37.8     119.6

Income Taxes (c)
                                $118.6     $50.0    $168.6
Earnings before Extraordinary
  Loss (a)



                                                         1993
                              -----------------------------------
- - ------------------------
                                 lst      2nd        Six      3rd
4th
                               Quarter   Quarter   Months
Quarter   Quarter    Year
                              --------- --------- --------- -----
- - ---- --------- ---------
                              $1,931.9  $1,685.3  $3,617.2
$1,672.2  $1,724.0  $7,013.4

Net Sales (a)                    885.4     758.0   1,643.4
753.9     760.2   3,157.5

Gross Profit (a)                  54.8      56.5     111.3
57.2      54.4     222.9

Interest (b)

Earnings before Income Taxes,
  Extraordinary Loss and         196.0     112.6     308.6
91.1     108.2     507.9
  Cumulative Effect of
  Accounting Changes (a)          78.2      45.8     124.0
37.4      50.4     211.8

Income Taxes (c)

Earnings before Extraordinary   $117.8     $66.8    $184.6
$53.7     $57.8    $296.1
  Loss and Cumulative Effect
  of Accounting Changes (a)



(a) Excludes results of operations for Ralcorp.
(b) Reflects reduction of interest expense due to assumed debt repayment by Ralston.
(c) Reflects the tax effect for the pro forma adjustments.


                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                      ------------------------------------

On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food and crackers and cookie, ski resort and coupon redemption businesses (Ralcorp). The Company's earnings and cash flows through March 31, 1994, reflect the operations of those businesses.

Operating Results

Net earnings for the six months ended March 31, 1994 were $196.6 million, compared to $1.2 million for the same period in the prior year.
Included in net earnings are extraordinary losses on the early retirement of debt of $9.5 million, after taxes, in the current six months and $6.8 million, after taxes, in the prior year six months.
Included in the six months ended March 31, 1993 are charges for the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes totaling $206.9 million, after taxes. Exclusive of these items, earnings declined by $8.8 million on slightly higher operating earnings more than offset by lower returns on other investments and a higher tax rate.

Second quarter net earnings, exclusive of the aforementioned extraordinary item in the current quarter, decreased $10.2 million on slightly lower operating earnings, lower returns on other investments and a higher tax rate.

Pro forma net earnings of the Company, exclusive of the Ralcorp operations and exclusive of the effects of extraordinary items and accounting changes, were $50.0 million and $168.6 million for the quarter and six months ended March 31, 1994, respectively, compared to
$66.8 million and $184.6 million for the same periods in the prior year.

Business Segments

Pet food sales for the quarter and six months ended March 31,
1994,
increased over the same periods of the prior year primarily on favorable
domestic volume comparisons in the second quarter and higher international volume in both the quarter and six months.
Domestic pet
food volume in the second quarter of 1993 was negatively impacted by the
adoption of simplified promotional practices.  Human foods sales were
flat for the quarter and up slightly for the six months as the contribution of the oats products business acquired in November 1993 and higher store brand volume were offset by volume declines in branded cereals and crackers and cookies.

Operating profit for pet foods increased for the quarter and increased slightly for the six months as higher domestic volume in the second quarter and higher international volume were partially offset by higher domestic pet food ingredient costs. Human foods operating profit declined for the quarter and six months primarily on cracker and cookie lower results related to plant relocation start-up.

Bakery product sales declined in the quarter and six months on lower volume and an unfavorable product mix in bread and lower thrift store volume. Operating profit for the quarter and six months declined significantly as a result of the previously mentioned items. The problems encountered in bread products and thrift stores have exceeded the benefits of a cost reduction plan currently underway. Management continues to challenge the way it conducts its business by looking for additional cost savings, other ways to strengthen volume and other opportunities to improve bottom line performance.

Battery product sales increased in the quarter and six months over the same periods of the prior year on the inclusion of rechargeable operations acquired in August 1993 and higher volume in the Asia Pacific region, partially offset by substantial European sales declines. Domestic sales were up for the six months as strong first quarter alkaline volume growth was moderated by volume declines in the second quarter. Substantial declines in European sales resulted from unfavorable currency exchange rates, an unfavorable product mix and significant carbon zinc volume declines. Operating profit for the six months increased slightly as improved domestic results and contribution of rechargable operations were partially offset by European results. For the quarter, European results and domestic volume declines more than offset the rechargeable products' contribution.

The Company continues to review world wide battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions.

Sales and operating profit of resort operations increased significantly reflecting the acquisition of Breckenridge resort. Sales for the soy protein products business increased on strong volume in food protein products. Operating profit of the soy protein products business increased as higher volume was partially offset by higher raw material costs and unfavorable foreign currency exchange rates.

Sales for international agricultural products declined, primarily in the first quarter, as a result of unfavorable exchange rates and volume declines in Europe. Operating profit was flat as European declines were offset by improvements in most other areas of the world.


Consolidated Results of Operations

Cost of products sold as a percentage of sales for the six months and quarter, respectively, increased from 54.0% and 54.5% in the 1993 periods to 54.3% and 55.3% in the current periods. Increases in the quarter were primarily due to the inclusion of acquired rechargeable battery products which have generally lower margins and higher pet food ingredient costs. For the six months, factors affecting the quarter were partially offset by improvements in other battery products' percentages.

Selling, general and administrative expenses were 23.0% and 22.6%
of
sales for the 1994 and 1993 six month periods, respectively. Advertising and promotion expense for those periods was 11.4% and 11.7%
of sales, respectively. Other expense, net, increased by $13.2 million primarily on lower returns on other investments.

Income taxes include federal, state and foreign taxes and were 40.8% of earnings before income taxes for the six months ended March 31, 1994, compared to 39.9% in the prior year, reflecting the 1% increase in the federal statutory rate.


Financial Condition

At March 31, 1994, debt as a percentage of total capitalization was
80% compared to 79% at September 30, 1993. For the purpose of this ratio, guaranteed ESOP debt is treated as debt and redeemable preferred stock and related unearned compensation are treated as capital.

The Company's primary source of liquidity is cash flow generated from operations. For the six months ended March 31, 1994, cash flow from operations was $276.3 million compared to $334.4 million for the six months ended March 31, 1993. Changes in working capital in the current year account for the majority of the decline. Working capital was
$338.0 million at March 31, 1994 compared to $188.7 million at September
30, 1993, reflecting the cash flow from the Ralcorp spin-off. Cash and cash equivalents at March 31, 1994 were $262.0 million compared to $57.9 million at September 30, 1993. Cash flows in the future will no longer include cash flows from Ralcorp operations.

Financing activities in the first six months of fiscal 1994
include the
retirement of $107.4 million of debt with an effective interest rate
of 10.7%.  Also in the current six months, the Company received
$370
million from new borrowings. In connection with the spin-off, Ralcorp assumed such debt and other debt totaling $400 million.

Coincident with the spin-off of Ralcorp on March 31, 1994, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings
Investment Plan by plan participants employed by Ralcorp following the spin-off. 789,417 shares of RPG Stock and 161,582 shares of CBG Stock were issued in connection with the redemption.

As of May 9, 1994, approximately 2,410,300 shares of RPG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock and approximately 3,757,900 shares of CBG
Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.

A summary statement of cash flows for the six months ended March
31,
1994 and 1993 is presented in this report.


PART I - FINANCIAL INFORMATION
     B.  RPG Group

                               RALSTON PURINA GROUP
                          COMBINED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)


                                     Three Months Ended     Six
Months Ended
                                           March 31,
March 31,
                                        1994       1993
1994      1993

Net Sales                            $ 1,507.4  $1,416.5
$3,231.7  $3,107.7
                                     ---------- ---------  ------
- - --- ---------
Costs and Expenses
  Cost of products sold                  862.9     802.0
1,807.0   1,726.8
  Selling, general and
    administrative                       270.3     243.6
523.1     500.1
  Advertising and promotion              188.3     193.1
434.7     432.9
  Interest                                50.3      53.0
100.0     104.7
  Other (income)/expense, net              7.1      (1.4)
14.0       2.9
                                     ---------- ---------  ------
- - --- ---------
                                       1,378.9   1,290.3
2,878.8   2,767.4
                                     ---------- ---------  ------
- - --- ---------
Earnings(Loss) Related to Retained
  Interest in the CBG Group               (2.5)      2.9
(2.6)    (35.2)
                                     ---------- ---------  ------
- - --- ---------
Earnings before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes           126.0     129.1
350.3     305.1
Income Taxes                              52.7      50.6
143.6     135.9
                                     ---------- ---------  ------
- - --- ---------
Earnings before Extraordinary Item
  and Cumulative Effect of Accounting
  Changes                                 73.3      78.5
206.7     169.2
Extraordinary Item - Loss on Early
  Retirement of Debt                      (7.9)      0.0
(7.9)     (5.7)
                                     ---------- ---------  ------
- - --- ---------
Earnings before Cumulative Effect of
  Accounting Changes                      65.4      78.5
198.8     163.5
Cumulative Effect of Accounting
  Changes:
  Postretirement Benefits Other Than
    Pensions
(130.7)
  Income Taxes
10.4
                                     ---------- ---------  ------
- - --- ---------
Net Earnings                              65.4      78.5
198.8      43.2
Preferred Stock Dividend, Net of Tax       4.9       4.8
9.6       9.5
                                     ---------- ---------  ------
- - --- ---------
Earnings After Preferred Stock
  Dividends                          $    60.5  $   73.7   $
189.2  $   33.7
                                     ========== =========
========= =========
Earnings per RPG Stock common share
  (pro forma in 1993) -
 Primary
  Earnings before extraordinary item
   and cumulative effect of
   accounting changes                $    0.68  $   0.71   $
1.96  $   1.54
  Extraordinary item                     (0.08)
(0.08)    (0.05)
  Cumulative effect of accounting
   changes
(1.16)
                                     ---------- ---------  ------
- - --- ---------

  Net Earnings                       $    0.60  $   0.71   $
1.88  $   0.33
                                     ========== =========
========= =========
 Fully Diluted
  Earnings before extraordinary item
   and cumulative effect of
   accounting changes                $    0.65  $   0.68   $
1.84  $   1.46
  Extraordinary item                     (0.07)
(0.07)    (0.05)
  Cumulative effect of accounting
   changes
(1.06)
                                     ---------- ---------  ------
- - --- ---------
  Net Earnings                       $    0.58  $   0.68   $
1.77  $   0.35
                                     ========== =========
========= =========
Cash Dividends Declared per
  Common Share                       $    0.60             $
0.60


See Accompanying Notes to Condensed Financial Statements.


                         RALSTON PURINA GROUP
                        COMBINED BALANCE SHEET
                              (Condensed)
                         (Dollars in millions)


                                                      March 31,
Sept. 30,
                                                        1994
1993
                      Assets
Current Assets
  Cash                                               $    32.4
$    21.5
  Marketable securities                                  188.1
35.9
  Receivables, less allowance for doubtful
   accounts of $27.5 and $27.9, respectively             660.0
673.2
  Inventories -
   Raw materials and supplies                            162.5
185.7
   Work in process                                       100.0
93.7
   Finished products                                     406.1
469.0
  Other current assets                                   177.1
142.2
                                                     ----------
- - ----------
    Total Current Assets                               1,726.2
1,621.2
                                                     ----------
- - ----------
Retained Interest in the CBG Group                        23.2
27.4
                                                     ----------
- - ----------
Investments and Other Assets                             828.7
902.6
                                                     ----------
- - ----------
Property at Cost                                       2,373.2
2,927.5
  Accumulated depreciation                             1,060.3
1,184.8
                                                     ----------
- - ----------
                                                       1,312.9
1,742.7
                                                     ----------
- - ----------
      Total                                          $ 3,891.0
$ 4,293.9
                                                     ==========
==========
        Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt               $    98.1
$    80.1
  Notes payable                                          462.2
393.9
  Accounts payable                                       316.2
392.0
  Other current liabilities                              480.7
503.7
                                                     ----------
- - ----------
    Total Current Liabilities                          1,357.2
1,369.7
                                                     ----------
- - ----------
Long-Term Debt                                         1,435.4
1,731.6
                                                     ----------
- - ----------
Deferred Income Taxes                                    109.4
138.4
                                                     ----------
- - ----------
Other Liabilities                                        369.7
386.0
                                                     ----------
- - ----------
Redeemable Preferred Stock                               430.2
463.9
                                                     ----------
- - ----------
Unearned ESOP Compensation                              (214.0)
(232.1)
                                                     ----------
- - ----------
RPG Group Equity                                         403.1
436.4
                                                     ----------
- - ----------
      Total                                          $ 3,891.0
$ 4,293.9
                                                     ==========
==========


See Accompanying Notes to Condensed Financial Statements.


                           RALSTON PURINA GROUP
                     COMBINED STATEMENT OF CASH FLOWS
                               (Condensed)
                          (Dollars in millions)

                                                        Six
Months Ended
                                                           March
31,
                                                       1994
1993

Cash Flow from Operations
  Net earnings before extraordinary item and
   cumulative effect of accounting changes          $   206.7   $
169.2
  Retained Interest in CBG Group's Earnings               2.6
35.2
  Non-cash items included in income                     130.1
108.3
  Changes in operating assets and liabilities
    used in operations
                                                        (96.4)
2.7
  Other, net                                              4.2
(28.2)
                                                    ----------  -
- - ---------
   Net cash flow from operations                        247.2
287.2
                                                    ----------  -
- - ---------
Cash Flow from Investing Activities
  Acquisition of businesses                             (39.2)
  Property additions, net                              (104.4)
(100.9)
  Other, net                                              4.9
4.2
                                                    ----------  -
- - ---------
   Net cash used by investing activities               (138.7)
(96.7)
                                                    ----------  -
- - ---------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off           370.0
  Net payments on centrally managed debt               (193.6)
(105.4)
  Net payments on specifically attributed
   long-term debt, including current maturities         (11.4)
(4.4)
  Net increase in specifically attributed notes
   payable                                               46.6
94.8
  Proceeds from the sale of stock                         2.7
  Treasury stock purchases                              (69.4)
  Dividends paid                                        (76.1)
  Cash provided for corporate equity transactions
(85.9)
                                                    ----------  -
- - ---------
   Net cash provided (used) by financing activities      68.8
(100.9)
                                                    ----------  -
- - ---------
Effect of Exchange Rate Changes on Cash                 (14.2)
(14.0)
                                                    ----------  -
- - ---------
Net Increase in Cash and Cash Equivalents               163.1
75.6
Cash and Cash Equivalents, Beginning of Year             57.4
59.0
                                                    ----------  -
- - ---------
Cash and Cash Equivalents, End of Period            $   220.5   $
134.6
                                                    ==========
==========


See Accompanying Notes to Condensed Financial Statements.

                             RALSTON PURINA GROUP
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                 (Dollars in millions except per share data)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the
         opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of the RPG Group and notes thereto included in the Ralston Purina Company's (the Company) Annual
Report to
         Shareholders for the year ended September 30, 1993.

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock,
         Ralston-Continental Baking Group Common Stock (CBG
Stock), which is
         intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-
Ralston Purina
         Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the
RPG Group).
         The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55%
         interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining 45% interest.

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

Note 3 - Primary earnings per share are based on 100,200,000 average RPG
         Stock shares and 103,500,000 average pro forma RPG Stock shares for the quarter ended March 31, 1994 and 1993, respectively.
         Primary earnings per share are based on 100,900,000 average RPG stock shares and 103,600,000 average pro forma RPG stock shares for the six months ended March 31, 1994 and 1993, respectively. Fully diluted earnings per share are based on the average number of shares outstanding adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and deferred compensation awards. The balances were 110,300,000 average RPG
         Stock shares and 113,400,000 average pro forma RPG Stock shares for the quarters ended March 31, 1994 and 1993, respectively. Fully diluted earnings per share are based on 110,900,000 average RPG stock shares and 113,500,000 pro forma RPG stock shares for the six months ended March 31, 1994 and 1993, respectively. The earnings per share for the quarter and six months ended December
31, 1993 are
         on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date.


                             RALSTON PURINA GROUP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1994
                   (Dollars in millions except per share data)

Note 4 - There were RPG Stock common shares outstanding of
100,794,000 at
         March 31, 1994 and 101,763,000 at September 30, 1993,
exclusive of
         13,890,000 and 12,917,000 RPG Stock treasury shares, respectively.

Note 5 - Other (income)/expense, net for six months consists of the following:

                                                March 31,
March 31,
                                                   1994
1993
                                                ----------      -
- - ---------

         Translation and exchange (gain)/loss       $14.5
$12.5
         Investment income                           (6.1)
(6.5)
         Miscellaneous                                5.6
(3.1)
                                                ----------      -
- - ---------
                                                    $14.0
$2.9
                                                ==========
==========

Note 6 - Investments and Other Assets consist of the following:

                                                March 31,
Sept. 30,
                                                   1994
1993
                                                ----------      -
- - ---------
         Intangible Assets                         $529.3
$594.4
         Other Assets                               299.4
308.2
                                                ----------      -
- - ---------
                                                   $828.7
$902.6
                                                ==========
==========


Note 7 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No.
106 -
         "Employers' Accounting for Postretirement Benefits Other
Than
         Pensions" (FAS 106) and Statement of Financial
Accounting Standards
         No. 109 - "Accounting for Income Taxes" (FAS 109) as of the
         beginning of the year.  The three and six months ended
March 31,
         1993 have been restated to reflect the accounting changes.

Note 8 - An extraordinary loss in fiscal 1994 was recognized in conjuction with the retirement of $89.4 of centrally managed debt attributed to the RPG Group that had an effective interest rate of 10.7%. The extraordinary item in fiscal 1993 represents the loss on retirement of debt during the quarter ended December 31, 1992 consisting primarily of a portion of the Company's outstanding 9
1/2% and 9
         3/8% debentures and all remaining 7.7% debentures.

Note 9 - On March 24, 1994, the Company's Board of Directors declared a dividend of $.30 per share of RPG Stock, payable on June
10, 1994 to
         shareholders of record on May 16, 1994. RPG Stock quarterly dividends are normally declared in January, March, May and
         September.  Prior to the redesignation of Ralston Purina
Company
         Stock as RPG Stock, dividends were declared on Ralston
Purina Stock.

                             RALSTON PURINA GROUP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               MARCH 31, 1994
                  (Dollars in millions except per share data)


Note 10 - Coincident with the spin-off discussed in Note 11, the Company redeemed 334,109 shares of its Series A 6.75% Preferred
Stock at
          its guaranteed minimum value. The shares were redeemed by the
          Company in connection with the cessation of participation in the
          Company's Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. 789,417 shares of RPG Stock were issued in connection with the redemption.
Following the
          redemption, 4,265,891 shares of Preferred Stock remained issued and outstanding and continued to be held by the Company's
ESOP.  As of
          March 31, 1994, the terms of the Preferred Stock required
          adjustment of the conversion ratio with respect to RPG
Stock to
          reflect the change in the market value of the RPG Stock as a result of the Ralcorp spin-off. As of that date, the Preferred Stock is now convertible into 2.255 shares of RPG Stock for each share of
          Preferred Stock. All other terms and provisions of the Preferred
          Stock remain unchanged.


Note 11 - On March 31, 1994, the company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the
Distribution).  One
          share of stock of the new company, Ralcorp Holding, Inc.
          (Ralcorp), was distributed for each three shares of RPG
Stock held
          by shareholders. The Combined earnings and cash flows through
          March 31, 1994 reflect the results of operations of those
          businesses.

          The following pro forma data reflect the results of operations for each quarter in fiscal 1993 and the first two quarters of fiscal
          1994 of the RPG Group as if the Distribution had occurred as of the beginning of such periods. Such data have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of the dates indicated. This pro forma data may not necessarily reflect the combined results of operations that would have existed had the
          Distribution occurred on the dates indicated.

                             RALSTON PURINA GROUP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                              MARCH 31, 1994
                  (Dollars in millions except per share data)


                                   Pro Forma Financial Data
                                            1994
                                -----------------------------
                                   lst      2nd        Six
                                 Quarter   Quarter   Months
                                --------- --------- ---------

Net Sales (a)                   $1,460.5  $1,248.1  $2,708.6

Gross Profit (a)                   649.8     518.7   1,168.5

Interest (b)                        46.0      46.6      92.6

Earnings before Income Taxes
  and Extraordinary Loss (a)       200.0      90.1     290.1

Income Taxes (c)                    81.7      39.2     120.9

Earnings before Extraordinary
  Loss (a)                        $118.3     $50.9    $169.2

Earnings per Share:
     Primary (a)                   $1.12     $0.46     $1.59

     Fully Diluted (a)             $1.05     $0.45     $1.50

                                                          1993
                                ---------------------------------
- - --------------------------
                                   lst      2nd        Six
3rd        4th
                                 Quarter   Quarter   Months
Quarter   Quarter    Year
                                --------- --------- --------- ---
- - ------ --------- ---------
Net Sales (a)                   $1,445.1  $1,187.9  $2,633.0
$1,156.9  $1,234.4  $5,024.3

Gross Profit (a)                   641.1     502.5   1,143.6
484.8     511.3   2,139.7

Interest (b)                        47.9      49.2      97.1
49.9      48.5     195.5

Earnings before Income Taxes
  and Extraordinary Loss and
  Cumulative Effect of
  Accounting Changes (a)           152.6     103.8     256.4
76.7      95.9     429.0

Income Taxes (c)                    76.4      41.1     117.5
29.4      43.7     190.6

Earnings before Extraordinary
  Loss and Cumulative Effect
  of Accounting Changes            $76.2     $62.7    $138.9
$47.3     $52.2    $238.4

Earnings per Share:
  Primary (a)
   Earnings before extraordinary
   item and cumulative effect of
   accounting changes              $0.68     $0.56     $1.24
$0.41     $0.46     $2.12

  Fully Diluted (a)
   Earnings before extraordinary
   item and cumulative effect of
   accounting changes              $0.65     $0.54     $1.19
$0.40     $0.45     $2.04


(a) Excludes results of operations for Ralcorp.
(b) Reflects reduction of interest expense due to assumed debt repayment by Ralston.
(c) Reflects the tax effect for the pro forma adjustments.


                             RALSTON PURINA GROUP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                      ------------------------------------

On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food and crackers and cookie, ski resort and coupon redemption businesses (Ralcorp). The RPG Group's earnings and cash flows through March 31, 1994, reflect the operations of those businesses.

Operating Results

Net earnings for the six months ended March 31, 1994 were $198.8 million, compared to $43.2 million for the same period in the prior year. Included in net earnings are extraordinary losses on the early retirement of debt of $7.9 million, after taxes, in the current six months and $5.7 million, after taxes, in the prior year period. Included in the six months ended March 31, 1993 are charges for the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes of $159.2 million, after taxes
(including the effects of such charges on the earnings related to the
CBG Group retained interest of $38.9 million). Exclusive of these items, earnings for the six months declined by $1.4 million on higher operating earnings, more than offset by lower returns on other investments, lower earnings related to the CBG Group retained interest and a higher tax rate.

Earnings per share, exclusive of the aforementioned items were $1.96 and
$1.84, on a primary and fully diluted basis, respectively, for the six months ended March 31, 1994, compared to pro forma primary and fully diluted earnings per share of $1.92 and $1.80. Earnings per share comparisons benefited from fewer outstanding shares in the current period, reflecting stock repurchases.

For the quarter ended March 31, 1994, net earnings before extraordinary loss were $73.3 million compared to $78.5 million for the same quarter in 1993, reflecting factors previously mentioned. Earnings per share on a primary and fully diluted basis were $.68 and $.65, respectively, in the current quarter compared to $.71 and $.68 in the prior year.

Pro forma net earnings of the RPG Group, exclusive of the Ralcorp operations and exclusive of the effects of extraordinary items and accounting changes (including the effects of the CBG Group retained interest), were $50.9 million and $169.2 million for the quarter and six months ended March 31, 1994, respectively, compared to $62.7 million and
$177.8 million for the same periods in the prior year. Pro forma primary earnings per share on this basis were $.46 and $1.59 for the current quarter and six months, respectively, compared to $.56 and $1.62 in the 1993 periods.

Business Segments

Pet food sales for the quarter and six months ended March 31,
1994,
increased over the same periods of the prior year primarily on favorable
domestic volume comparisons in the second quarter and higher international volume in both the quarter and six months.
Domestic pet
food volume in the second quarter of 1993 was negatively impacted by the
adoption of simplified promotional practices.  Human foods sales were
flat for the quarter and up slightly for the six months as the contribution of the oats products business acquired in November 1993 and higher store brand volume were offset by volume declines in branded cereals and crackers and cookies.

Operating profit for pet foods increased for the quarter and increased slightly for the six months as higher domestic volume in the second quarter and higher international volume were partially offset by higher domestic pet food ingredient costs. Human foods operating profit declined for the quarter and six months primarily on cracker and cookie lower results related to plant relocation start-up.

Battery product sales increased in the quarter and six months over the same periods of the prior year on the inclusion of rechargeable operations acquired in August 1993 and higher volume in the Asia Pacific region, partially offset by substantial European sales declines. Domestic sales were up for the six months as strong first quarter alkaline volume growth was moderated by volume declines in the second quarter. Substantial declines in European sales resulted from unfavorable currency exchange rates, an unfavorable product mix and significant carbon zinc volume declines. Operating profit for the six months increased slightly as improved domestic results and contribution of rechargable operations were partially offset by European results.
For the quarter, European results and domestic volume declines more than offset the rechargeable products' contribution.

The Company continues to review world wide battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions.

Sales and operating profit of resort operations increased significantly reflecting the acquisition of Breckenridge resort. Sales for the soy protein products business increased on strong volume in food protein products. Operating profit of the soy protein products business increased as higher volume was partially offset by higher raw material costs and unfavorable foreign currency exchange rates.

Sales for international agricultural products declined, primarily in the first quarter, as a result of unfavorable exchange rates and volume declines in Europe. Operating profit was flat as European declines were offset by improvements in most other areas of the world.

Results of Operations

Cost of products sold as a percentage of sales for the six months and quarter, respectively, increased from 55.6% and 56.6% in the 1993 periods to 55.9% and 57.2% in the current periods. Increases in the quarter were primarily due to the inclusion of acquired rechargeable battery products which have generally lower margins and higher pet food ingredient costs. For the six months, factors affecting the quarter were partially offset by improvements in other battery products' percentages.

Selling, general and administrative expenses were 16.2% and 16.1% of sales for 1994 and 1993 six month periods, respectively.
Advertising
and promotion expense for those periods was 13.5% and 13.9% of sales, respectively. Other expense, net, increased by $11.1 million primarily on lower returns on other investments.

Income taxes include federal, state and foreign taxes and were 41.0% of earnings before income taxes for the six months ended March 31, 1994, compared to 44.5% in the prior year. The income tax percentage is influenced by the inclusion of the RPG Group's loss related to its retained interest in the CBG Group, on an after tax basis, in the computation of pre-tax earnings. Such impact is greatest in the prior year due to the large reported loss. The current year income taxes reflect a 1% increase in the federal statutory rate.


Financial Condition

The RPG Group's primary source of liquidity is cash flow
generated from
operations.  For the six months ended March 31, 1994, cash flow from
operations was $247.2 million compared to $287.2 million in the six
months ended March 31, 1993.  The decrease in cash flow is
primarily due
to changes in working capital.  Working capital increased to
$369.0
million at March 31, 1994 compared to $251.5 million at September
30,
1993, reflecting the cash flow from the Ralcorp spin-off.  Cash and cash
equivalents at March 31, 1994 were $220.5 million compared to
$57.4
million at September 30, 1993. Cash flows of the RPG Group in the future will no longer include cash flows from Ralcorp operations.

Financing activities in the first six months of fiscal 1994 include the retirement of $89.4 million of centrally managed debt attributed to the
RPG Group with an effective interest rate of 10.7%. Also in the current six months, the RPG Group received $370 million from new borrowings. In connection with the spin-off, Ralcorp assumed such debt and other debt totaling $400 million.

Coincident with the spin-off of Ralcorp on March 31, 1994, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings
Investment Plan by plan participants employed by Ralcorp following the spin-off. 789,417 shares of RPG Stock were issued in connection with the redemption.

As of May 9, 1994, approximately 2,410,300 shares of RPG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock.

A summary statement of cash flows for the six months ended March
31,
1994 and 1993 is presented in this report.


PART I - FINANCIAL INFORMATION
     C. CBG Group


                            CONTINENTAL BAKING GROUP
                         COMBINED STATEMENT OF EARNINGS
                   (Dollars in millions except per share data)


                                        13 Weeks Ended       26
Weeks Ended
                                      Mar. 26,  Mar. 27,   Mar.
26,  Mar. 27,
                                        1994      1993       1994
1993
                                        ----      ----       ----
- - ----

Net Sales                            $  491.4  $  499.2   $
967.4  $  988.1
                                     --------- ---------  -------
- - -- ---------
Costs and Expenses
  Cost of products sold                 243.5     243.7
474.0     488.3
  Selling, general and
    administrative                      224.5     215.8
440.2     425.2
  Advertising and promotion              20.7      21.8
42.9      44.5
  Interest                                7.2       7.3
13.8      14.2
  Other (income)/expense, net             0.3      (1.1)
1.0      (1.1)
                                     --------- ---------  -------
- - -- ---------
                                        496.2     487.5
971.9     971.1
                                     --------- ---------  -------
- - -- ---------
Earnings (Loss) before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes           (4.8)     11.7
(4.5)     17.0
Income Taxes                             (1.4)      4.7
(1.3)      6.5
                                     --------- ---------  -------
- - -- ---------
Earnings (Loss) before Extraordinary
  Item and Cumulative Effect of
  Accounting Changes                     (3.4)      7.0
(3.2)     10.5
Extraordinary Item - Loss on
  Early Retirement of Debt               (1.6)
(1.6)     (1.1)
                                     --------- ---------  -------
- - -- ---------
Earnings (Loss) before Cumulative
  Effect of Accounting Changes           (5.0)      7.0
(4.8)      9.4
Cumulative Effect of Accounting
  Changes:
  Postretirement Benefits Other
    Than Pensions
(41.2)
  Income Taxes
(45.4)
                                     --------- ---------  -------
- - -- ---------
Net Earnings (Loss)                      (5.0)      7.0
(4.8)    (77.2)
Preferred Stock Dividend, Net
  of Taxes                                0.4       0.5
0.9       1.0
                                     --------- ---------  -------
- - -- ---------
Earnings (Loss) after Preferred Stock
  Dividend                               (5.4)      6.5
(5.7)    (78.2)
                                     --------- ---------  -------
- - -- ---------
Earnings (Loss) Applicable to the RPG
  Group's Retained Interest in the
  CBG Group                              (2.5)      2.9
(2.6)    (35.2)
                                     --------- ---------  -------
- - -- ---------
Earnings (Loss) After RPG Group's
  Retained Interest                  $   (2.9) $    3.6   $
(3.1) $  (43.0)
                                     ========= =========
========= =========



                         CONTINENTAL BAKING GROUP
                    COMBINED STATEMENT OF EARNINGS (Continued)
                   (Dollars in millions except per share data)

                                        13 Weeks Ended       26
Weeks Ended
                                      Mar. 26,  Mar. 27,   Mar.
26,  Mar. 27,
                                        1994      1993       1994
1993
                                        ----      ----       ----
- - ----

Earnings (Loss) per CBG Stock Common
 Share (pro forma in fiscal 1993) -
 Primary
  Earnings before extraordinary
    item and cumulative effect of
    accounting changes               $  (0.10) $   0.18   $
(0.11) $   0.25
  Extraordinary item                    (0.04)
(0.04)    (0.03)
  Cumulative effect of accounting
    changes
(2.30)
                                     --------- ---------  -------
- - -- ---------
  Net Earnings (Loss)                $  (0.14) $   0.18   $
(0.15) $  (2.08)
                                     ========= =========
========= =========
 Fully Diluted
  Earnings before extraordinary
    item and cumulative effect of
    accounting changes               $  (0.10) $   0.15   $
(0.11) $   0.22
  Extraordinary item                    (0.04)
(0.04)    (0.03)
  Cumulative effect of accounting
    changes
(2.10)
                                     --------- ---------  -------
- - -- ---------
  Net Earnings (Loss)                $  (0.14) $   0.15   $
(0.15) $  (1.91)
                                     ========= =========
========= =========


See Accompanying Notes to Condensed Financial Statements.


                         CONTINENTAL BAKING GROUP
                          COMBINED BALANCE SHEET
                                (Condensed)
                           (Dollars in millions)


                                                     March 26,
Sept. 25,
                                                       1994
1993
                                                       ----
- - ----

                     Assets
Current Assets
  Marketable Securities                             $    41.5   $
0.5
  Receivables, less allowance for doubtful
   accounts of $3.5 and $3.3, respectively               95.4
91.3
  Inventories -
   Raw materials and supplies                            47.3
46.9
   Finished products                                      6.9
8.4
  Other current assets                                   28.1
29.0
                                                    ----------  -
- - ---------
    Total Current Assets                                219.2
176.1
                                                    ----------  -
- - ---------
Investments and Other Assets                             61.4
60.1
                                                    ----------  -
- - ---------
Property at Cost                                      1,043.2
1,014.3
  Accumulated depreciation                              447.6
425.4
                                                    ----------  -
- - ---------
                                                        595.6
588.9
                                                    ----------  -
- - ---------
      Total                                         $   876.2   $
825.1
                                                    ==========
==========
       Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt              $    26.0   $
18.3
  Notes payable                                          18.1
7.4
  Accounts payable                                       88.0
105.3
  Other current liabilities                             118.4
107.9
                                                    ----------  -
- - ---------
    Total Current Liabilities                           250.5
238.9
                                                    ----------  -
- - ---------
Long-Term Debt                                          369.5
322.9
                                                    ----------  -
- - ---------
Deferred Income Taxes                                    10.7
11.1
                                                    ----------  -
- - ---------
Other Liabilities                                       222.5
222.9
                                                    ----------  -
- - ---------
Redeemable Preferred Stock                               42.6
45.9
Unearned ESOP Compensation                              (71.4)
(77.4)
                                                    ----------  -
- - ---------
CBG Group Equity                                         51.8
60.8
                                                    ----------  -
- - ---------
      Total                                         $   876.2   $
825.1
                                                    ==========
==========


See Accompanying Notes to Condensed Financial Statements.


                     CONTINENTAL BAKING GROUP
                 COMBINED STATEMENT OF CASH FLOWS
                          (Condensed)
                     (Dollars in millions)


                                                        26 Weeks
Ended
                                                      Mar. 26,
Mar. 27,
                                                        1994
1993
                                                        ----
- - ----

Cash Flow from Operations
  Earnings (Loss) before extraordinary item and
    cumulative effect of accounting changes          $    (3.2)
$    10.5
  Non-cash items included in income                       38.8
34.5
  Changes in operating assets and liabilities
    used in operations                                    (6.4)
(5.9)
  Other, net                                              (0.1)
8.1
                                                     ----------
- - ----------
   Net cash flow from operations                          29.1
47.2
                                                     ----------
- - ----------
Cash Flow from Investing Activities
  Property additions, net                                (44.3)
(31.9)
  Other, net                                              (2.1)
                                                     ----------
- - ----------
   Net cash used by investing activities                 (46.4)
(31.9)
                                                     ----------
- - ----------
Cash Flow from Financing Activities
  Net proceeds from centrally managed debt                67.0
1.1
  Treasury stock purchases                                (2.3)
  Dividends paid                                          (3.1)
  Payment Attributed to Retained Interest                 (3.3)
  Cash provided for corporate equity transactions
    prior to distribution of CBG Stock
(1.6)
                                                     ----------
- - ----------
   Net cash provided (used) by financing activities       58.3
(0.5)
                                                     ----------
- - ----------
Net Increase in Cash and Cash Equivalents                 41.0
14.8
Cash and Cash Equivalents, Beginning of Period             0.5
0.5
                                                     ----------
- - ----------
Cash and Cash Equivalents, End of Period             $    41.5
$    15.3
                                                     ==========
==========


See Accompanying Notes to Condensed Financial Statements.


                          CONTINENTAL BAKING GROUP
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 26, 1994
                 (Dollars in millions except per share data)

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

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock,
         Ralston-Continental Baking Group Common Stock (CBG
Stock), which is
         intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-
Ralston Purina
         Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the
RPG Group).
         The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55%
         interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining 45% interest.

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

Note 3 - Primary earnings per share are based on 20,400,000
average CBG
         Stock shares and 20,700,000 average pro forma CBG Stock
shares for
         the quarters ended March 26, 1994 and March 27, 1993, respectively. Primary earnings per share are based on
20,500,000
         average CBG stock shares and 20,700,000 average pro forma CBG stock shares for the six months ended March 26, 1994 and March
27, 1993,
         respectively. Fully diluted earnings per share are based on the average number of shares outstanding adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and deferred compensation awards. The balances were
         24,400,000 average CBG Stock shares and 24,300,000 average pro forma CBG Stock shares for the quarters ended March 26, 1994 and
         March 27, 1993, respectively. Fully diluted earnings per share are based on 24,500,000 average CBG stock shares and 24,300,000 pro forma CBG stock shares for the six months ended March
26, 1994 and
         1993, respectively. The earnings per share for the quarter and six months ended March 27, 1993 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date.


                           CONTINENTAL BAKING GROUP
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                             MARCH 26, 1994
                 (Dollars in millions except per share data)


Note 4 - There were CBG Stock common shares outstanding of
20,589,000 at
         March 26, 1994 and 20,694,000 at September 25, 1993,
exclusive of
         269,000 and 1,000 CBG Stock treasury shares, respectively.


Note 5 - Other Liabilities consists of the following:

                                             March 26,      Sept.
25,
                                                1994
1993
                                             ----------     -----
- - -----
         Self-insurance reserves                $112.5
$112.8
         Other liabilities                       110.0
110.1
                                             ----------     -----
- - -----
                                                $222.5
$222.9
                                             ==========
==========


Note 6 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No.
106 -
         "Employers' Accounting for Postretirement Benefits Other
Than
         Pensions" (FAS 106) and Statement of Financial
Accounting Standards
         No. 109 - "Accounting for Income Taxes" (FAS 109) as of the
         beginning of the year.  The quarter and six months ended
March 27,
         1993 has been restated to reflect the accounting changes.

Note 7 - An extraordinary loss for the quarter ending March 26, 1994, was recognized in conjunction with the retirement of $18.0 of centrally managed debt attributed to the CBG Group that had an effective interest rate of 10.7%. The extraordinary item in fiscal 1993 represents the loss on early retirement of debt during the quarter ended December 26, 1992 consisting primarily of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7%
         debentures.

Note 8 - Coincident with the spin-off described in Note 11 of the Company's notes to condensed financial statements, the Company redeemed
         334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's
         Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. The CBG Group's share of the preferred stock redemption was $3.3, which was funded by the issuance of
         161,582 shares of CBG Stock and $2.2 of additional centrally managed debt.

                           CONTINENTIAL BAKING GROUP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                      ------------------------------------

Operating Results

The CBG Group incurred a net loss of $4.8 million for the 26 weeks ended
March 26, 1994 compared to a net loss of $77.2 million for the 26 weeks
ended March 27, 1993.  Included in the net losses are
extraordinary
losses on the early retirement of debt of $1.6 million, after taxes, in
the current year period and $1.1 million, after taxes, in the prior year
period.  Included in the net loss for the prior year were charges for
the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes totaling $86.6 million, after taxes.  Exclusive of these items, earnings declined by
$13.7
million from $10.5 million in the prior year. Primary and fully diluted losses per share were $.11 in the current period compared to pro forma earnings per primary and fully diluted share of $.25 and $.22 in the prior year.

For the 13 weeks ended March 26, 1994, net loss, excluding the aforementioned extraordinary loss, was $3.4 million, compared to net earnings of $7.0 million for the same quarter in the prior year. Loss per share before extraordinary item in the current quarter was $.10 on a primary and fully diluted basis, compared to pro forma earnings per share of $.18 and $.15, respectively, in the prior year.

Sales and gross profit declined for the 13 and 26 weeks ended
March 26,
1994, on lower volume and an unfavorable product mix in bread and lower thrift store volume. Selling, general and administrative expenses were 45.5% and 43.0% of sales in the current and prior 26 weeks, respectively, primarily as a result of lower sales volume.

The problems encountered in the CBG Group's bread products and thrift stores have exceeded the benefits of a cost reduction plan currently underway. Management continues to challenge the way it conducts its business by looking for additional cost savings, other ways to strengthen volume and other opportunities to improve bottom line performance.


Financial Condition

Cash provided from operations is the CBG Group's primary source of liquidity and amounted to $29.1 million for the 26 weeks ended March 26,
1994 compared to $47.2 million for the same period in the prior year, primarily on lower earnings before cumulative effect of accounting changes. Current liabilities in excess of current assets at March 26,
1994 were $31.3 million compared to $62.8 million at September
25,
1993.

The Company manages most financial activities of the group on a centralized, consolidated basis. The liquidity and capital resources of the Company provide financial and operating flexibility to each group.
Specific components of centrally managed debt and assets (Net
Debt) are
attributed to each Group in proportion to the ratio of each
Group's
attributed Net Debt balance to the Company's total Net Debt.  The
CBG
Group's centrally managed debt increased by $67.0 million in the
26
weeks ended March 26, 1994 while its cash and cash equivalents increased
$41.0 million.

Financing activities in the first six months of fiscal 1994 include the retirement of $18.0 million of centrally managed debt attributed to the CBG Group with an average interest rate of 10.7%.

As of February 3,1994, the Board of Directors of the Company eliminated
CBG Stock dividends . In the future, dividend policy will be considered on a quarter by quarter basis.

Coincident with the spin-off of the Company's cereal, baby food, cookie and cracker, ski resort and coupon processing businesses (Ralcorp) on
March 31, 1994, the Company redeemed 334,109 shares of its Series
A
6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by Company in connection with the cessation of participation in the Company's Savings Investment Plan by plan participants employed by
Ralcorp following the spin-off. The CBG Group's share of the preferred stock redemption was $3.3 million, which was funded by the issuance of
161,582 shares of CBG Stock and $2.2 million of additional centrally managed debt.

As of May 9, 1994, approximately 3,757,900 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.

A summary statement of cash flows for the six months ended March
31,
1994 and 1993 is presented in this report.

PART II - OTHER INFORMATION
          -----------------
There is no information required to be reported under any items except those indicated below.

Item 1.  Legal Proceedings.
         -----------------

     The Company and the plaintiff in the Alpo Petfoods, Inc. v.
Ralston Purina Company lawsuit have agreed to a settlement of all disputed claims.

     On March 21, 1994, the U.S. Environmental Protection Agency ("EPA"), Region IX, issued a Notice of Violation pursuant to
Section 113 of the Clean Air Act to Continental Baking Company concerning the construction of an oven at its Sacramento bakery in 1985. An amount of fines or penalties was not specified by the EPA in the Notice.

     On May 3, 1994, the State of California issued a summons and criminal complaint in the Municipal Court for the State of California, County of Sacramento, against Continental Baking Company alleging violation of the California Health and Safety Code for failure to report a release of a hazardous material at its Sacramento bakery.

     In the opinion of management, based on the information presently known, the ultimate liability for the two matters reported above, together with liability for all other pending legal proceedings, asserted legal claims, and known potentional legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits filed with this Report:

             (11)  Statement, re: Computation of Per Share
Earnings.

         (b) Reports on Form 8-K

     The Registrant filed a Report on Form 8-K on February 8, 1994, to file its press release dated February 3, 1994, disclosing the Company's first quarter earnings per share, the operating profit for its Eveready battery business and its pet food businesses, for fiscal 1993, and the results of the election of directors at Ralston's Annual Meeting of Shareholders.



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

Date:  May 13, 1994

        Exhibit Index

        Exhibits
        -----

        EX-11 Computation of Earnings Per Share
              (provided electronically)