Form 10-Q
period 1994-06-30
RALSTON PURINA CO
filed 1994-08-17
CIK 81870

THIS DOCUMENT IS A COPY OF THE 10Q FILED ON AUGUST 15, 1994
PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended June 30, 1994

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

                              (314) 982-1000
       ------------------------------------------------------------
           (Registrants telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                 YES    X      NO
                                                       ---         ---

Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on August 1, 1994 - 100,028,017.

Number of shares of Ralston-Continental Baking Group common stock, $.10 par value, outstanding as of the close of business on August 1, 1994 - 20,588,262.

PART I - FINANCIAL INFORMATION
  A. Consolidated
                                              RALSTON PURINA COMPANY AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF EARNINGS
                                            (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                              Three Months Ended                                Nine Months Ended
                                                   June 30,                                          June 30,
                                          1994                  1993                     1994                   1993
                                     ------------           ------------            ------------            ------------
Net Sales                              $ 1,724.1              $ 1,874.4               $ 5,921.1               $ 5,965.3
                                     ------------           ------------            ------------            ------------
Costs and Expenses
  Cost of products sold                   972.8                 1,024.3                 3,251.7                 3,234.5
  Selling, general and administrative     435.5                   473.7                 1,398.8                 1,399.0
  Advertising and promotion               157.9                   210.4                   635.5                   687.8
  Interest                                 55.2                    61.0                   169.0                   179.9
  Provision for restructuring              16.0                       -                    16.0                       -
  Other (income)/expense, net               2.9                     0.1                    17.9                     1.9
                                     -----------            ------------            ------------            ------------
                                        1,640.3                 1,769.5                 5,488.9                 5,503.1
                                     -----------            ------------            ------------            ------------
Earnings before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes             83.8                   104.9                   432.2                   462.2
Income Taxes                               39.0                    42.6                   181.3                   185.0
                                     -----------            ------------            ------------            ------------
Earnings before Extraordinary Item
  and Cumulative Effect of
  Accounting Changes                       44.8                    62.3                   250.9                   277.2
Extraordinary Item-Loss on Early
  Retirement of Debt                          -                       -                    (9.5)                   (6.8)
                                     -----------            ------------            ------------            ------------
Earnings before Cumulative Effect
  of Accounting Changes                    44.8                    62.3                   241.4                   270.4
Cumulative Effect of Accounting
  Changes:
    Postretirement Benefits Other
     Than Pensions                            -                       -                       -                  (171.9)
    Income Taxes                              -                       -                       -                   (35.0)
                                     -----------            ------------            ------------            ------------
Net Earnings                               44.8                    62.3                   241.4                    63.5
Preferred Stock Dividend,
  Net of Taxes                              4.9                     5.2                    15.4                    15.7
                                     -----------            ------------            ------------            ------------
Earnings Available to
  Common Shareholders                  $   39.9               $    57.1               $   226.0               $    47.8
                                     ===========            ============            ============            ============
Cash Dividends Declared per
  Common Share
    RPG Stock                          $   0.30                                       $    0.90
    Ralston Purina Co.                                        $   0.316                                       $   0.632



                           See Accompanying Notes to Condensed Financial Statements.

                                              RALSTON PURINA COMPANY AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF EARNINGS (CONTINUED)
                                            (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                                            Three Months Ended           Nine Months Ended
                                                                 June 30,                     June 30,
                                                            1994           1993           1994          1993
                                                          ---------     ---------      ---------      --------
Earnings (Loss) per Common Share -
 RPG Stock (pro forma in 1993):
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes                $ 0.46         $ 0.49         $ 2.42         $ 2.03
   Extraordinary item                                                                     (0.08)         (0.05)
   Cumulative effect of accounting changes                                                               (1.16)
                                                          -------        -------        -------        -------
Net Earnings                                               $ 0.46         $ 0.49         $ 2.34         $ 0.82
                                                          =======        =======        =======        =======
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes                $ 0.45         $ 0.47         $ 2.28         $ 1.93
   Extraordinary item                                                                     (0.07)         (0.05)
   Cumulative effect of accounting changes                                                               (1.06)
                                                          -------        -------        -------        -------
Net Earnings                                               $ 0.45         $ 0.47         $ 2.21         $ 0.82
                                                          =======        =======        =======        =======
 CBG Stock (pro forma in 1993):
  Primary-
   Earnings (loss) before extraordinary item and
    cumulative effect of accounting changes                $(0.32)        $ 0.29         $(0.43)        $ 0.54
   Extraordinary item                                                                     (0.04)         (0.03)
   Cumulative effect of accounting changes                                                               (2.30)
                                                          -------        -------        -------        -------
Net Earnings (Loss)                                        $(0.32)        $ 0.29         $(0.47)        $(1.79)
                                                          =======        =======        =======        =======
  Fully Diluted-
   Earnings (loss) before extraordinary item and
    cumulative effect of accounting changes                $(0.32)        $ 0.25         $(0.43)        $ 0.46
   Extraordinary item                                                                     (0.04)         (0.03)
   Cumulative effect of accounting changes                                                               (2.04)
                                                          -------        -------        -------        -------
Net Earnings (Loss)                                        $(0.32)        $ 0.25         $(0.47)        $(1.61)
                                                          =======        =======        =======        =======
Ralston Purina Company Common Stock:
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes                               $ 0.55                        $ 2.52
   Extraordinary item                                                                                    (0.06)
   Cumulative effect of accounting changes                                                               (2.00)
                                                                         -------                       -------
Net Earnings                                                              $ 0.55                        $ 0.46
                                                                         =======                       =======
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes                               $ 0.52                        $ 2.36
   Extraordinary item                                                                                    (0.06)
   Cumulative effect of accounting changes                                                               (1.80)
                                                                         -------                       -------
Net Earnings                                                              $ 0.52                        $ 0.50
                                                                         =======                       =======

                            See Accompanying Notes to Condensed Financial Statements.

                                              RALSTON PURINA COMPANY AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                            (CONDENSED)
                                                       (DOLLARS IN MILLIONS)
                                                                            June 30,               Sept. 30,
                                                                              1994                    1993
                                                                         --------------          -------------
ASSETS
Current Assets
  Cash                                                                    $    23.9               $    21.5
  Marketable securities                                                        49.3                    36.4
  Receivables, less allowance for doubtful
   accounts of $ 30.0 and $ 31.2, respectively                                768.1                   763.2
  Inventories -
   Raw materials and supplies                                                 213.1                   232.6
   Work in process                                                            109.8                    93.7
   Finished products                                                          449.4                   477.4
  Other current assets                                                        192.2                   171.2
                                                                         ----------              ----------
    Total Current Assets                                                    1,805.8                 1,796.0
                                                                         ----------              ----------
Investments and Other Assets                                                  868.1                   944.3
                                                                         ----------              ----------
Property at Cost                                                            3,452.3                 3,941.8
  Accumulated depreciation                                                  1,541.0                 1,610.2
                                                                         ----------              ----------
                                                                            1,911.3                 2,331.6
                                                                         ----------              ----------
      Total                                                               $ 4,585.2               $ 5,071.9
                                                                         ==========              ==========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt                                    $   236.1               $    98.4
  Notes payable                                                               422.9                   401.3
  Accounts payable                                                            377.6                   497.3
  Other current liabilities                                                   557.9                   610.3
                                                                         ----------              ----------
    Total Current Liabilities                                               1,594.5                 1,607.3
                                                                         ----------              ----------
Long-Term Debt                                                              1,660.2                 2,054.5
                                                                         ----------              ----------
Deferred Income Taxes                                                         113.7                   149.5
                                                                         ----------              ----------
Other Liabilities                                                             575.1                   590.5
                                                                         ----------              ----------
Redeemable Preferred Stock                                                    472.8                   509.8
                                                                         ----------              ----------
Unearned ESOP Compensation                                                   (273.1)                 (309.5)
                                                                         ----------              ----------
Shareholders Equity
  Preferred stock
  Common stock:
    RPG Stock                                                                  11.5                    11.5
    CBG Stock                                                                   2.1                     2.1
  Capital in excess of par value                                              115.1                   115.2
  Retained earnings                                                         1,159.2                 1,159.3
  Cumulative translation adjustment                                           (57.0)                  (70.1)
  Common stock in treasury, at cost:
    RPG Stock                                                                (784.9)                 (744.3)
    CBG Stock                                                                  (2.6)
  Unearned portion of restricted stock                                         (1.4)                   (3.9)
                                                                         ----------              ----------
    Total Shareholders Equity                                                 442.0                   469.8
                                                                         ----------              ----------
      Total                                                               $ 4,585.2               $ 5,071.9
                                                                         ==========              ==========



                          See Accompanying Notes to Condensed Financial Statements.

                                 RALSTON PURINA COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                               (CONDENSED)
                                          (DOLLARS IN MILLIONS)
                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                             1994                    1993
                                                                          ---------               ---------
Cash Flow from Operations
  Earnings before extraordinary item and
    cumulative effect of accounting changes                                 $ 250.9                 $ 277.2
  Non-cash items included in income                                           225.6                   214.1
  Changes in assets and liabilities
   used in operations                                                        (201.0)                   10.4
  Other, net                                                                   13.3                   (27.4)
                                                                          ---------               ---------
    Net cash flow from operations                                             288.8                   474.3
                                                                          ---------               ---------
Cash Flow from Investing Activities
  Acquisition of businesses                                                   (39.2)                  (90.8)
  Property additions, net                                                    (203.7)                 (197.2)
  Other, net                                                                    9.0                   (17.6)
                                                                          ---------               ---------
    Net cash used by investing activities                                    (233.9)                 (305.6)
                                                                          ---------               ---------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off                                 370.0                       -
  Net cash flow provided (used) by debt                                      (172.0)                   10.1
  Cash proceeds from sale of stock                                              2.7                     3.3
  Treasury stock purchases                                                    (85.7)                  (10.3)
  Dividends paid                                                             (125.8)                 (130.4)
                                                                          ---------               ---------
    Net cash used by financing activities                                     (10.8)                 (127.3)
                                                                          ---------               ---------
Effect of Exchange Rate Changes on Cash                                       (28.8)                  (23.3)
                                                                          ---------               ---------
Net Increase in Cash and Cash Equivalents                                      15.3                    18.1
Cash and Cash Equivalents, Beginning of Year                                   57.9                    59.5
                                                                          ---------               ---------
Cash and Cash Equivalents, End of Period                                    $  73.2                 $  77.6
                                                                          =========               =========

                             See Accompanying Notes to Condensed Financial Statements.

             RALSTON PURINA COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                          JUNE 30, 1994
           (Dollars in millions except per share data)


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

Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Companys other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the CBG Group and the RPG Group retains the remaining 45% interest.

Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. The earnings per share for the RPG Group and CBG Group for the quarter and nine months ended June 30, 1993 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date. The shares and pro forma shares used in earnings per share computations were as follows:

                                    Three Months            Three Months             Nine Months             Nine Months
                                   June 30, 1994           June 30, 1993           June 30, 1994           June 30, 1993
                                   -------------           -------------           -------------           -------------
Primary:
   RPG Stock                         100,400,000             103,500,000             100,700,000             103,600,000
   CBG Stock                          20,600,000              20,700,000              20,500,000              20,700,000
   Ralston Purina
      Common Stock                                           103,500,000                                     103,600,000

Fully Diluted:
   RPG Stock                         111,500,000             113,300,000             111,800,000             113,900,000
   CBG Stock                          25,400,000*             25,500,000              25,300,000*             25,500,000
   Ralston Purina
      Common Stock                                           114,700,000                                     114,800,000

 * Due to anti-dilution for the quarter and nine months ended June 25, 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.

Note 4 - As of June 30, 1994, there were 100,426,000 shares of RPG Stock and 20,588,000 shares of CBG Stock outstanding, and at September 30, 1993 there were 101,763,000 shares of RPG Stock and 20,694,000 shares of CBG Stock outstanding. These share figures are exclusive of shares held in treasury which were 14,257,000 of RPG Stock and 270,000 of CBG Stock at June 30, 1994, and 12,917,000 of RPG Stock and 1,000 of CBG Stock at September 30, 1993.

Note 5 -  Other (income)/expense, net for nine months consists of the following:

                                         June 30,                June 30,
                                           1994                    1993
                                           ----                    ----
Translation and exchange loss             $ 18.2                  $ 18.2
Investment Income                          (10.2)                   (9.6)
Miscellaneous                                9.9                    (6.7)
                                          ------                  ------
                                          $ 17.9                  $  1.9
                                          ======                  ======

Note 6 -  Investments and Other Assets consists of the following:

                                         June 30,              September 30,
                                           1994                    1993
                                           ----                    ----
Intangible Assets                        $ 565.2                 $ 635.7
Other Assets                               302.9                   308.6
                                         -------                 -------
                                         $ 868.1                 $ 944.3
                                         =======                 =======

Note 7 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The three and nine months ended June 30, 1993 have been restated to reflect the accounting changes.

Note 8 - The extraordinary loss in the second quarter of fiscal 1994 was recognized in conjunction with the retirement of $ 107.4 of debt that had an effective interest rate of 10.7%. The extraordinary item in fiscal 1993 represents the loss on retirement of debt during the quarter ended December 31, 1992, consisting primarily of a portion of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7% debentures.

Note 9 - On May 26, 1994, the Company's Board of Directors declared a dividend of $ .30 per share of RPG Stock, payable on September 9, 1994, to shareholders of record on August 15, 1994. RPG Stock quarterly dividends are normally declared in January, March, May and September.

          Prior to the redesignation of Ralston Purina Company Stock as RPG Stock, dividends were declared on Ralston Purina Stock. The declaration of the May 1993 dividend was delayed to accommodate the declaration of separate dividends after the distribution of CBG stock described in Note 2.

Note 10 - The $ 16 restructuring provision in the current quarter, $ 9.6 after taxes, represents primarily termination benefits and related payroll costs for 435 headquarters and field employees who have been or will be laid off as part of the CBG Group's continuing cost reduction program. The CBG Group expects annualized cost reductions of $ 23, pre-tax, beginning in the fourth quarter of fiscal 1994, as a result of these actions.

Note 11 - Coincident with the spin-off discussed in Note 12, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. Following the redemption, 4,265,891 shares of Preferred Stock remained issued and outstanding and continued to be held by the Company's ESOP. As of March 31, 1994, the terms of the Preferred Stock required adjustment of the conversion ratio with respect to RPG Stock to reflect the change in the market value of the RPG Stock as a result of the Ralcorp spin-off. As of that date, the Preferred Stock is now convertible into 2.255 shares of RPG Stock and .4 shares of CBG Stock for each share of Preferred Stock. All other terms and provisions of the Preferred Stock remain unchanged.

Note 12 - On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the Distribution). One share of stock of the new company, Ralcorp Holdings, Inc. (Ralcorp), was distributed for each three shares of RPG Stock held by shareholders. The Company's earnings and cash flows through March 31, 1994 reflect the operations of those businesses.

          The following pro forma data reflect the results of operations for the nine months ended June 30, 1994 and the three and nine months ended June 30, 1993 of the Company as if the Distribution had occurred as of the beginning of such periods. Such data have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of the dates indicated. This pro forma data may not necessarily reflect the consolidated results of operations that would have existed had the Distribution occurred on the dates indicated.

                                                RALSTON PURINA COMPANY
                                     Pro Forma Consolidated Statement of Earnings
                                                    (in millions)
                                                                                                 Nine Months
                                                                                                    Ended
                                                                                                June 30, 1994
                                                                                                -------------
Net Sales (a)                                                                                     $ 5,399.2
                                                                                              -------------
Costs and Expenses
   Cost of products sold (a)                                                                        2,986.0
   Selling, general and administrative (a)                                                          1,327.2
   Advertising and promotion (a)                                                                      518.7
   Interest (b)                                                                                       161.6
   Provision for restructuring                                                                         16.0
   Other (income)/expense, net (a)                                                                     17.7
                                                                                              -------------
                                                                                                    5,027.2
                                                                                              -------------
Earnings before Income Taxes
   and Extraordinary Loss                                                                             372.0
Income Taxes (c)                                                                                      158.6
                                                                                              -------------
Earnings before Extraordinary
   Loss                                                                                           $   213.4
                                                                                              =============



                                                                         Three Months            Nine Months
                                                                            Ended                   Ended
                                                                        June 30, 1993           June 30, 1993
                                                                        -------------           -------------
Net Sales (a)                                                             $ 1,672.2               $ 5,289.4
                                                                        -----------           -------------
Costs and Expenses
   Cost of products sold (a)                                                  918.3                 2,892.1
   Selling, general and administrative (a)                                    443.1                 1,306.1
   Advertising and promotion (a)                                              162.5                   521.5
   Interest (b)                                                                57.2                   168.5
   Other (income)/expense, net (a)                                                -                     1.5
                                                                        -----------           -------------
                                                                            1,581.1                 4,889.7
                                                                        -----------           -------------
Earnings before Income Taxes,
   Extraordinary Loss and
   Cumulative Effect of
   Accounting Changes                                                          91.1                   399.7
Income Taxes (c)                                                               37.4                   161.4
                                                                        -----------           -------------
Earnings before Extraordinary
   Loss and Cumulative Effect
   of Accounting Changes                                                  $    53.7               $   238.3
                                                                        ===========           =============

(a)  Excludes results of operations for Ralcorp.
(b)  Reflects reduction of interest expense due to assumed debt repayment by Ralston.
(c)  Reflects the tax effect for the pro forma adjustments.

                   RALSTON PURINA COMPANY AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS
                           OF FINANCIAL INFORMATION
                   ---------------------------------------


On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (Ralcorp). The Companys earnings and cash flows reflect the operations of those businesses through March 31, 1994.

OPERATING RESULTS

Net earnings for the nine months ended June 30, 1994 were $ 241.4 million, compared to $ 63.5 million for the same period in the prior year. Included in net earnings of the current year period are an extraordinary loss on the early retirement of debt of $ 9.5 million, after taxes, a provision for bakery products restructuring of $ 9.6 million, after taxes and net earnings related to spun-off operations of $ 37.5 million. Included in the nine months ended June 30, 1993 are charges for the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes totaling $
206.9 million, after taxes, an extraordinary loss on the early retirement of debt of $ 6.8 million, after taxes and net earnings related to spun-off operations of $ 38.9 million. Exclusive of these items, earnings declined by $ 15.3 million on lower earnings from bakery operations and lower returns on other investments, partially offset by improved operating earnings in other business segments.

Third quarter net earnings were $ 54.4 million in the current year, exclusive of the restructuring provision, compared to $ 53.7 million in the prior year, exclusive of results of spun-off operations.

BUSINESS SEGMENTS

Pet food sales for the quarter and nine months ended June 30, 1994 increased over the same periods of the prior year on higher domestic and international volumes. Domestic pet food volume in 1993 was negatively impacted by the retail trade's rationalization of inventories. Operating profit for pet foods increased for the quarter and for the nine months on sales increases, partially offset by higher domestic pet food ingredient costs.

Bakery product sales declined in the quarter and nine months on lower volume and an unfavorable product mix in bread, lower thrift store volume and higher promotional sales discounts. Operating profit for the quarter and nine months declined significantly as a result of the previously mentioned items and the restructuring provision.

The problems encountered in the bread products and thrift stores have thus far exceeded the benefits of cost reduction programs currently
underway.   Management continues to
challenge the way it conducts its business by looking for additional cost savings, other ways to strengthen volume and other opportunities to improve bottom line performance.

The restructuring provision in the current quarter covers severance and related payroll costs for 435 headquarters and field employees who have been or will be laid off as part of the continuing bakery products cost reduction program. The Company expects annualized cost reductions of $23,000,000, pre-tax, as a result of these actions, beginning in the fourth quarter.

Battery products sales and operating profit increased in the quarter and nine months over the same periods of the prior year on the inclusion of rechargeable operations acquired in August 1993 and higher alkaline volume in the North America and Asia Pacific regions, partially offset by substantial European sales declines. European operations declined on an unfavorable product mix and significant declines in carbon zinc volume.

The Company is developing a plan to address world wide battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions.

Sales for the soy protein products business increased on strong volume in food protein products. Operating profit of the soy protein products business increased as higher volume was partially offset by higher raw material costs and unfavorable foreign currency exchange rates.

Sales for international agricultural products declined as a result of volume declines and unfavorable exchange rates in Europe. Operating profit was flat as European declines were offset by improvements in most other areas of the world.

CONSOLIDATED RESULTS OF OPERATIONS

Cost of products sold as a percentage of sales for the nine months and quarter, respectively, increased from 54.2% and 54.6% in the 1993 periods to 54.9% and 56.4% in the current periods. Increases in the quarter and nine months were primarily due to lower bakery products margins in the quarter, the inclusion of acquired rechargeable battery products which have generally lower margins and higher pet food ingredient costs, partially offset by improvements in other battery products' percentages.

Selling, general and administrative expenses were 23.6% and 23.5% of sales for the 1994 and 1993 nine month periods, respectively. Advertising and promotion expense for those periods declined to 10.7% from 11.5% of sales, respectively, primarily on declines in pet foods and the exclusion of relatively higher expenses related to spun-off human food businesses in the current quarter. Other expense, net increased by $ 16.0 million primarily on lower returns on other investments.

Income taxes include federal, state and foreign taxes and were 41.9% of earnings before income taxes for the nine months ended June 30, 1994, compared to 40.0% in the prior year, due to a 1% increase in the federal statutory rate and a higher tax rate related to foreign operations.



FINANCIAL CONDITION

At June 30, 1994, debt as a percentage of total capitalization was 78% compared to 79% at September 30, 1993. For the purpose of this ratio, guaranteed ESOP debt is treated as debt and redeemable preferred stock and related unearned compensation are treated as capital.

The Company's primary source of liquidity is cash flow generated from operations. For the nine months ended June 30, 1994, cash flow from operations was $ 288.8 million compared to $ 474.3 million for the nine months ended June 30, 1993. Changes in working capital in the current year account for nearly all of the decline. An additional source of liquidity is provided by cash and cash equivalents at June 30, 1994 of $ 73.2 million. Cash flows after March 31, 1994 no longer include cash flows from Ralcorp operations.

Financing activities in the first nine months of 1994 include the retirement of $ 107.4 million of debt with an effective interest rate of 10.7%. Also in the current nine months, the Company received $ 370 million from new borrowings. In connection with the spin-off, Ralcorp assumed such debt and other debt totaling $ 400 million.

Coincident with the spin-off of Ralcorp on March 31, 1994, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. In connection with the redemption, 789,417 shares of RPG Stock and 161,582 shares of CBG Stock were issued.

As of August 3, 1994, approximately 1,883,900 shares of RPG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock, and approximately 3,757,900 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.

A summary statement of cash flows for the nine months ended June 30, 1994 and 1993 is presented in this report.

PART I - FINANCIAL INFORMATION
     B. RPG Group
                                              RALSTON PURINA GROUP
                                         COMBINED STATEMENT OF EARNINGS
                                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                                      Three Months Ended              Nine Months Ended
                                                           June 30,                        June 30,
                                                     1994            1993            1994            1993
                                                -----------     -----------     -----------     -----------
Net Sales                                         $ 1,223.4       $ 1,359.7       $ 4,455.1       $ 4,467.4
                                                -----------     -----------     -----------     -----------
Costs and Expenses
  Cost of products sold                               717.3          778.7          2,524.3         2,505.5
  Selling, general and administrative                 215.5          255.0            738.6           755.1
  Advertising and promotion                           138.6          186.1            573.3           619.0
  Interest                                             47.5           53.7            147.5           158.4
  Other (income)/expense, net                           2.0            0.7             16.0             3.6
                                                -----------     -----------     -----------     -----------
                                                    1,120.9        1,274.2          3,999.7         4,041.6
                                                -----------     -----------     -----------     -----------
Earnings (Loss) Related to Retained Interest
   in the CBG Group                                    (5.3)           5.0             (7.9)          (30.2)
Earnings before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes                         97.2           90.5            447.5           395.6
Income Taxes                                           46.3           34.6            189.9           170.5
                                                -----------     -----------     -----------     -----------
Earnings before Extraordinary Item
  and Cumulative Effect of
  Accounting Changes                                   50.9           55.9            257.6           225.1
Extraordinary Item-Loss on Early
  Retirement of Debt                                      -              -             (7.9)           (5.7)
                                                -----------     -----------     -----------     -----------
Earnings before Cumulative Effect
  of Accounting Changes                                50.9           55.9            249.7           219.4
Cumulative Effect of Accounting
  Changes:
    Postretirement Benefits Other
     Than Pensions                                        -              -                -          (130.7)
    Income Taxes                                          -              -                -            10.4
                                                -----------     -----------     -----------     -----------
Net Earnings                                           50.9           55.9            249.7            99.1
Preferred Stock Dividend,  Net of Taxes                 4.4            4.8             14.0            14.3
                                                -----------     -----------     -----------     -----------
Earnings after Preferred Stock Dividends          $    46.5       $   51.1        $   235.7       $    84.8
                                                ===========     ===========     ===========     ===========

                          See Accompanying Notes to Condensed Financial Statements.

                                              RALSTON PURINA GROUP
                                   COMBINED STATEMENT OF EARNINGS (CONTINUED)
                                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                                      Three Months Ended                Nine Months Ended
                                                           June 30,                          June 30,
                                                     1994           1993           1994                 1993
                                                   --------       --------       --------             --------
Earnings (Loss) per RPG Stock Common Share -
  (pro forma in 1993):
  Primary-
   Earnings before extraordinary item and
    cumulative effect of accounting changes          $ 0.46         $ 0.49         $ 2.42               $ 2.03
   Extraordinary item                                                               (0.08)               (0.05)
   Cumulative effect of accounting changes                                                               (1.16)
                                                   --------       --------       --------             --------
   Net Earnings                                      $ 0.46         $ 0.49         $ 2.34               $ 0.82
                                                   ========       ========       ========             ========
  Fully Diluted-
   Earnings before extraordinary item and
    cumulative effect of accounting changes          $ 0.45         $ 0.47         $ 2.28               $ 1.93
   Extraordinary item                                                               (0.07)               (0.05)
   Cumulative effect of accounting changes                                                               (1.06)
                                                   --------       --------       --------             --------
   Net Earnings                                      $ 0.45         $ 0.47         $ 2.21               $ 0.82
                                                   ========       ========       ========             ========
Cash Dividends Declared per Common Share             $ 0.30                        $ 0.90

                          See Accompanying Notes to Condensed Financial Statements.

                                              RALSTON PURINA GROUP
                                             COMBINED BALANCE SHEET
                                                  (CONDENSED)
                                             (DOLLARS IN MILLIONS)
                                                                          June 30,                Sept. 30,
                                                                            1994                    1993
                                                                        -----------             -----------
ASSETS
Current Assets
  Cash                                                                    $    23.9               $    21.5
  Marketable securities                                                        45.7                    35.9
  Receivables, less allowance for doubtful
   accounts of $ 26.4 and $ 27.9, respectively                                670.6                   673.2
  Inventories -
   Raw materials and supplies                                                 165.7                   185.7
   Work in process                                                            109.8                    93.7
   Finished products                                                          441.8                   469.0
  Other current assets                                                        158.8                   142.2
                                                                        -----------             -----------
    Total Current Assets                                                    1,616.3                 1,621.2
                                                                        -----------             -----------
Retained Interest in CBG Group                                                 17.9                    27.4
                                                                        -----------             -----------
Investments and Other Assets                                                  827.5                   902.6
                                                                        -----------             -----------
Property at Cost                                                            2,396.1                 2,927.5
  Accumulated depreciation                                                  1,079.5                 1,184.8
                                                                        -----------             -----------
                                                                            1,316.6                 1,742.7
                                                                        -----------             -----------
      Total                                                               $ 3,778.3               $ 4,293.9
                                                                        ===========             ===========
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt                                    $   186.3               $    80.1
  Notes payable                                                               412.7                   393.9
  Accounts payable                                                            299.2                   392.0
  Other current liabilities                                                   436.4                   503.7
                                                                        -----------             -----------
    Total Current Liabilities                                               1,334.6                 1,369.7
                                                                        -----------             -----------
Long-Term Debt                                                              1,320.3                 1,731.6
                                                                        -----------             -----------
Deferred Income Taxes                                                         106.0                   138.4
                                                                        -----------             -----------
Other Liabilities                                                             372.0                   386.0
                                                                        -----------             -----------
Redeemable Preferred Stock                                                    430.2                   463.9
                                                                        -----------             -----------
Unearned ESOP Compensation                                                   (204.8)                 (232.1)
                                                                        -----------             -----------
RPG Group Equity                                                              420.0                   436.4
                                                                        -----------             -----------
      Total                                                               $ 3,778.3               $ 4,293.9
                                                                        ===========             ===========

                          See Accompanying Notes to Condensed Financial Statements.

                                              RALSTON PURINA GROUP
                                        COMBINED STATEMENT OF CASH FLOWS
                                                  (CONDENSED)
                                             (DOLLARS IN MILLIONS)
                                                                                  Nine Months Ended
                                                                                       June 30,
                                                                             1994                    1993
                                                                          ---------               ---------
Cash Flow from Operations
  Earnings before extraordinary item and
   cumulative effect of accounting changes                                  $ 257.6                 $ 225.1
  Retained Interest in CBG Group's Earnings                                     7.9                    30.2
  Non-cash items included in income                                           176.9                   161.3
  Changes in assets and liabilities
   used in operations                                                        (185.9)                   (4.4)
  Other, net                                                                   10.9                   (39.2)
                                                                          ---------               ---------
    Net cash flow from operations                                             267.4                   373.0
                                                                          ---------               ---------
Cash Flow from Investing Activities
  Acquisition of businesses                                                   (39.2)                  (90.8)
  Property additions, net                                                    (141.7)                 (144.0)
  Other, net                                                                   17.0                   (17.6)
                                                                          ---------               ---------
    Net cash used by investing activities                                    (163.9)                 (252.4)
                                                                          ---------               ---------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off                                 370.0                       -
  Net payments on centrally managed debt                                     (237.4)                  (48.1)
  Net proceeds from (payments on) specifically attributed
    long-term debt, including current maturities                               (8.5)                    4.2
  Net increase in specifically attributed notes payable                        15.3                    93.9
  Proceeds from the sale of stock                                               2.7                       -
  Treasury stock purchases                                                    (83.4)                      -
  Dividends paid                                                             (121.2)                      -
  Cash provided for corporate equity transactions                                 -                  (132.1)
                                                                          ---------               ---------
    Net cash used by financing activities                                     (62.5)                  (82.1)
                                                                          ---------               ---------
Effect of Exchange Rate Changes on Cash                                       (28.8)                  (23.3)
                                                                          ---------               ---------
Net Increase in Cash and Cash Equivalents                                      12.2                    15.2
Cash and Cash Equivalents, Beginning of Year                                   57.4                    59.0
                                                                          ---------               ---------
Cash and Cash Equivalents, End of Period                                    $  69.6                 $  74.2
                                                                          =========               =========

                See Accompanying Notes to Condensed Financial Statements.

                            RALSTON PURINA GROUP
                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                              JUNE 30, 1994
                 (Dollars in millions except per share data)


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

Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards. The earnings per share for the quarter and nine months ended June 30, 1993 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date. The shares and pro forma shares used in earnings per share computations were as follows:


                           Three Months               Three Months                Nine Months                Nine Months
                           June 30, 1994              June 30, 1993              June 30, 1994              June 30, 1993
                           -------------              -------------              -------------              -------------
Primary:
   RPG Stock                100,400,000                103,500,000                100,700,000                103,600,000

Fully Diluted:
   RPG Stock                111,500,000                113,300,000                111,800,000                113,900,000

Note 4 - There were RPG Stock common shares outstanding of 100,426,000 at June 30, 1994 and 101,763,000 at September 30, 1993, exclusive of 14,257,000 and 12,917,000 RPG Stock treasury shares, respectively.

Note 5 - Other (income)/expense, net for nine months consists of the following:

                                 June 30,                   June 30,
                                   1994                       1993
                                   ----                       ----
Translation and exchange loss    $ 18.2                     $ 18.2
Investment income                 (10.0)                      (9.5)
Miscellaneous                       7.8                       (5.1)
                                 ------                      -----
                                 $ 16.0                      $ 3.6
                                 ======                      =====

Note 6 - Investments and Other Assets consists of the following:

                                June 30,                 September 30,
                                  1994                       1993
                                  ----                       ----
Intangible Assets               $ 522.9                    $ 594.4
Other Assets                      304.6                      308.2
                                -------                    -------
                                $ 827.5                    $ 902.6
                                =======                    =======


Note 7 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The three and nine months ended June 30, 1993 have been restated to reflect the accounting changes.

Note 8 - The extraordinary loss in the second quarter of fiscal 1994 was recognized in conjunction with the retirement of $ 89.4 of centrally managed debt attributed to the RPG Group that had an effective interest rate of 10.7%. The extraordinary item in fiscal 1993 represents the loss on retirement of debt during the quarter ended December 31, 1992 consisting primarily of a portion of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7% debentures.

Note 9 - On May 26, 1994, the Company's Board of Directors declared a dividend of $ .30 per share of RPG Stock, payable on September 9, 1994, to shareholders of record on August 15, 1994. RPG quarterly dividends are normally declared in January, March, May and September. Prior to the redesignation of Ralston Purina Company Stock as RPG Stock, dividends were declared on Ralston Purina Stock.

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

Note 11 - On March 31, 1994, the company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the Distribution). One share of stock of the new company, Ralcorp Holdings, Inc. (Ralcorp), was distributed for each three shares of RPG Stock held by shareholders. The Combined earnings and cash flows through June 30, 1994 reflect the results of operations of those businesses.

The following pro forma data reflect the results of operations for the nine months ended June 30, 1994 and the three and nine months ended June 30, 1993 of the RPG Group as if the Distribution had occurred as of the beginning of such periods. Such data have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of the dates indicated. This pro forma data may not necessarily reflect the combined results of operations that would have existed had the Distribution occurred on the dates indicated.

                                          RALSTON PURINA GROUP
                                Pro Forma Combined Statement of Earnings
                               (Dollars in millions except per share data)
                                                                                     Nine Months
                                                                                        Ended
                                                                                     June 30, 1994
                                                                                     -------------
Net Sales (a)                                                                         $ 3,932.0
                                                                                      ---------
Costs and Expenses
   Cost of products sold (a)                                                            2,257.4
   Selling, general and administrative (a)                                                667.0
   Advertising and promotion (a)                                                          456.5
   Interest (b)                                                                           140.1
   Other (income)/expense, net (a)                                                         15.8
                                                                                      ---------
                                                                                        3,536.8
                                                                                      ---------
Loss related to retained interest in
   the CBG Group                                                                           (7.9)
                                                                                      ---------
Earnings before Income Taxes
   and Extraordinary Item                                                                 387.3
Income Taxes (c)                                                                          167.2
                                                                                      ---------
Earnings before Extraordinary
   Item                                                                               $   220.1
                                                                                      =========
Earnings per Share:
   Primary (a)
     Earnings before extraordinary item                                               $    2.05
   Fully Diluted (a)
     Earnings before extraordinary item                                               $    1.94

                                                             Three Months            Nine Months
                                                                Ended                   Ended
                                                            June 30, 1993           June 30, 1993
                                                            -------------           -------------
Net Sales (a)                                                 $ 1,156.9               $ 3,789.9
                                                              ---------               ---------
Costs and Expenses
   Cost of products sold (a)                                      672.1                 2,161.5
   Selling, general and administrative (a)                        224.4                   662.2
   Advertising and promotion (a)                                  138.2                   452.7
   Interest (b)                                                    49.9                   147.0
   Other (income)/expense, net (a)                                  0.6                     3.2
                                                              ---------               ---------
                                                                1,085.2                 3,426.6
                                                              ---------               ---------
Earnings (loss) related to retained interest
   in the CBG Group                                                 5.0                   (30.2)
                                                              ---------               ---------
Earnings before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes                                     76.7                   333.1
Income Taxes (c)                                                   29.4                   146.9
                                                              ---------               ---------



Earnings before Extraordinary
  Item and Cumulative Effect
  of Accounting Changes                                       $    47.3               $   186.2
                                                              =========               =========
Earnings per Share:
   Primary (a)
     Earnings before Extraordinary Item and
       Cumulative Effect of Accounting Changes                $    0.41               $    1.66
   Fully Diluted (a)
     Earnings before Extraordinary Item and
       Cumulative Effect of Accounting Changes                $    0.40               $    1.59

(a)  Excludes results of operations for Ralcorp.
(b)  Reflects reduction of interest expense due to assumed debt repayment by Ralston.
(c)  Reflects the tax effect for the pro forma adjustments.

                            RALSTON PURINA GROUP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL INFORMATION
                     -------------------------------------

On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (Ralcorp). The RPG Group's earnings and cash flows reflect the operations of those businesses through March 31, 1994.

OPERATING RESULTS

Net earnings for the nine months ended June 30, 1994 were $ 249.7 million, compared to $ 99.1 million for the same period in the prior year. Included in net earnings of the current year period are an extraordinary loss on the early retirement of debt of $ 7.9 million, after taxes and net earnings related to spun-off operations of $ 37.5 million. Included in the nine months ended June 30, 1993 are charges for the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes totaling $ 159.2 million, after taxes, (including the effects of such charges on the earnings related to the CBG Group retained interest of $ 38.9 million), an extraordinary loss on the early retirement of debt of $ 5.7 million, after taxes and net earnings related to spun-off operations of $ 38.9 million. Exclusive of these items, earnings declined by $ 5.0 million.

Earnings per share, exclusive of the aforementioned items were $ 2.05 and $ 1.94 on a primary and fully diluted basis, respectively, for the nine months ended June 30, 1994, compared to pro forma primary and fully diluted earnings per share of $ 2.04 and $ 1.93, respectively, for 1993. Earnings per share comparisons benefited from fewer outstanding shares in the current period, reflecting stock repurchases.

For the third quarter, net earnings were $ 50.9 million compared to $55.9 million in 1993. Exclusive of results of spun-off operations, 1993 third quarter earnings were $ 47.3 million. Earnings per share on a primary and fully diluted basis were $ .46 and $ .45, respectively, in the current quarter compared to pro forma earnings per share of $ .41 and $ .40 in the prior year.

BUSINESS SEGMENTS

Pet food sales for the quarter and nine months ended June 30, 1994 increased over the same periods of the prior year on higher domestic and international volumes. Domestic pet food volume in 1993 was negatively impacted by the retail trade's rationalization of inventories. Operating profit for pet foods increased for the quarter and for the nine months on sales increases, partially offset by higher domestic pet food ingredient costs.

Battery products sales and operating profit increased in the quarter and nine months over the same periods of the prior year on the inclusion of rechargeable operations acquired in August 1993 and higher alkaline volume in the North America and Asia Pacific regions, partially offset by substantial European sales declines. European operations declined on an unfavorable product mix and significant declines in carbon zinc volume.

The Company is developing a plan to address world wide battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions.

Sales for the soy protein products business increased on strong volume in food protein products. Operating profit of the soy protein products business increased as higher volume was partially offset by higher raw material costs and unfavorable foreign currency exchange rates.

Sales for international agricultural products declined as a result of volume declines and unfavorable exchange rates in Europe. Operating profit was flat as European declines were offset by improvements in most other areas of the world.

RESULTS OF OPERATIONS

Cost of products sold as a percentage of sales for the nine months and quarter, respectively, increased from 56.1% and 57.3% in the 1993 periods to 56.7% and 58.6% in the current periods. Increases were primarily due to the inclusion of acquired rechargeable battery products which have generally lower margins and higher pet food ingredient costs, partially offset by improvements in other battery products' percentages.

Selling, general and administrative expenses were 16.6% and 16.9% of sales for 1994 and 1993 nine month periods, respectively. Advertising and promotion expense for those periods declined to 12.9% from 13.9% of sales, respectively, primarily on declines in pet foods and the exclusion of relatively higher expenses related to spun-off human food businesses in the current quarter. Other expense, net increased by $
12.4 million primarily on lower returns on other investments.

Income taxes include federal, state and foreign taxes and were 42.4% of earnings before income taxes for the nine months ended June 30, 1994, compared to 43.1% in the prior year. The income tax percentage is influenced by the inclusion of the RPG Group's loss related to its retained interest in the CBG Group, on an after tax basis, in the computation of pre-tax earnings. Such impact is greatest in the prior year due to the large reported loss. The current year income taxes reflect a 1% increase in the federal statutory rate and a higher tax rate related to foreign operations.

FINANCIAL CONDITION

The RPG Group's primary source of liquidity is cash flow generated from operations. For the nine months ended June 30, 1994, cash flow from operations was $ 267.4 million compared to $ 373.0 million in the nine months ended June 30, 1993. The decrease in cash flow is due to changes in working capital, partially offset by higher earnings and non-cash expenses. Cash and cash equivalents at June 30, 1994 were $
69.6 million compared to $ 57.4 million at September 30, 1993. Cash flows of the RPG Group after March 31, 1994, no longer include cash flows from Ralcorp operations.

Financing activities in the first nine months of fiscal 1994 include the retirement of $ 89.4 million of centrally managed debt attributed to the RPG Group with an effective interest rate of 10.7%. Also in the current nine months, the RPG Group received $ 370 million from new borrowings. In connection with the spin-off, Ralcorp assumed such debt and other debt totaling $ 400 million.

Coincident with the spin-off of Ralcorp on March 31, 1994, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. In connection with the redemption, 789,417 shares of RPG Stock were issued.

As of August 3, 1994, approximately 1,883,900 shares of RPG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock.

A summary statement of cash flows for the nine months ended June 30, 1994 and 1993 is presented in this report.

PART I - FINANCIAL INFORMATION
     C. CBG Group
                                              CONTINENTAL BAKING GROUP
                                          COMBINED STATEMENT OF EARNINGS
                                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                                                     13 Weeks Ended                 39 Weeks Ended

                                                                June 25,       June 26,       June 25,        June 26,
                                                                  1994           1993           1994            1993
                                                                --------       --------       --------        --------
Net Sales                                                       $ 500.9        $ 517.4      $ 1,468.3       $ 1,505.5
                                                                -------        -------      ---------       ---------
Costs and Expenses
  Cost of products sold                                           255.7          248.3          729.7           736.6
  Selling, general and administrative                             220.0          218.7          660.2           643.9
  Advertising and promotion                                        19.3           24.3           62.2            68.8
  Interest                                                          7.7            7.3           21.5            21.5
  Provision for restructuring                                      16.0              -           16.0               -
  Other (income)/expense, net                                       0.9           (0.6)           1.9            (1.7)
                                                                -------        -------       ---------      ---------
                                                                  519.6          498.0        1,491.5         1,469.1
                                                                -------        -------       ---------      ---------
Earnings (Loss) before Income Taxes,
  Extraordinary Item and Cumulative
  Effect of Accounting Changes                                    (18.7)          19.4          (23.2)           36.4
Income Taxes                                                       (7.3)           8.0           (8.6)           14.5
                                                                -------        -------       ---------      ---------
Earnings (Loss) before Extraordinary Item
  and Cumulative Effect of
  Accounting Changes                                              (11.4)          11.4          (14.6)           21.9
Extraordinary Item-Loss on Early
 Retirement of Debt                                                   -              -           (1.6)           (1.1)
                                                                -------        -------       ---------      ---------
Earnings (Loss) before Cumulative Effect
  of Accounting Changes                                           (11.4)          11.4          (16.2)           20.8
Cumulative Effect of Accounting
  Changes:
   Postretirement Benefits Other
    Than Pensions                                                     -              -              -           (41.2)
   Income Taxes                                                       -              -              -           (45.4)
                                                                -------        -------       ---------      ---------
Net Earnings (Loss)                                               (11.4)          11.4          (16.2)          (65.8)
Preferred Stock Dividend,  Net of Taxes                             0.5            0.4            1.4             1.4
                                                                -------        -------       ---------      ---------
Earnings (Loss) after Preferred Stock Dividend                    (11.9)          11.0          (17.6)          (67.2)
                                                                -------        -------       ---------      ---------
Earnings (Loss) Applicable to the RPG Group's
  Retained Interest in the CBG Group                               (5.3)           5.0           (7.9)          (30.2)
                                                                -------        -------       ---------      ---------
Earnings (Loss) after RPG Group's Retained Interest             $  (6.6)       $   6.0       $   (9.7)      $   (37.0)
                                                                =======        =======       =========      =========

                              See Accompanying Notes to Condensed Financial Statements.

                                          CONTINENTAL BAKING GROUP
                                COMBINED STATEMENT OF EARNINGS (CONTINUED)
                               (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                                                    13 Weeks Ended                 39 Weeks Ended

                                                                June 25,       June 26,       June 25,        June 26,
                                                                  1994           1993           1994            1993
                                                                --------       --------       --------        --------
Earnings (Loss) per CBG Stock Common Share -
  (pro forma in 1993):
  Primary-
   Earnings (loss) before extraordinary item and
    cumulative effect of accounting changes                     $ (0.32)        $ 0.29        $ (0.43)         $ 0.54
   Extraordinary item                                                                           (0.04)          (0.03)
   Cumulative effect of accounting changes                                                                      (2.30)
                                                                --------        ------        --------        --------
   Net Earnings (Loss)                                          $ (0.32)        $ 0.29        $ (0.47)        $ (1.79)
                                                                ========        ======        ========        ========
  Fully Diluted-
   Earnings (loss) before extraordinary item and
    cumulative effect of accounting changes                     $ (0.32)        $ 0.25        $ (0.43)         $ 0.46
   Extraordinary item                                                                           (0.04)          (0.03)
   Cumulative effect of accounting changes                                                                      (2.04)
                                                                --------        ------        --------        --------
   Net Earnings (Loss)                                          $ (0.32)        $ 0.25        $ (0.47)        $ (1.61)
                                                                ========        ======        ========        ========

                            See Accompanying Notes to Condensed Financial Statements.

                                              CONTINENTAL BAKING GROUP
                                               COMBINED BALANCE SHEET
                                                    (CONDENSED)
                                                (DOLLARS IN MILLIONS)
                                                                            June 25,               Sept. 25,
                                                                              1994                   1993
                                                                            --------               ---------
ASSETS
Current Assets
  Marketable securities                                                    $    3.6                $    0.5
  Receivables, less allowance for doubtful
   accounts of $ 3.6 and $ 3.3, respectively                                   97.5                    91.3
  Inventories -
   Raw materials and supplies                                                  47.4                    46.9
   Finished products                                                            7.6                     8.4
  Other current assets                                                         33.4                    29.0
                                                                           ---------               ---------
    Total Current Assets                                                      189.5                   176.1
                                                                           ---------               ---------
Investments and Other Assets                                                   61.7                    60.1
                                                                           ---------               ---------
Property at Cost                                                            1,056.2                 1,014.3
  Accumulated depreciation                                                    461.5                   425.4
                                                                           ---------               ---------
                                                                              594.7                   588.9
                                                                           ---------               ---------
      Total                                                                $  845.9                $  825.1
                                                                           =========               =========
LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt                                       $ 49.8                  $ 18.3
  Notes payable                                                                10.2                     7.4
  Accounts payable                                                             78.4                   105.3
  Other current liabilities                                                   121.5                   107.9
                                                                            --------               ---------
    Total Current Liabilities                                                 259.9                   238.9
                                                                            --------               ---------
Long-Term Debt                                                                339.9                   322.9
                                                                            --------               ---------
Deferred Income Taxes                                                           7.7                    11.1
                                                                            --------               ---------
Other Liabilities                                                             224.2                   222.9
                                                                            --------               ---------
Redeemable Preferred Stock                                                     42.6                    45.9
                                                                            --------               ---------
Unearned ESOP Compensation                                                    (68.3)                  (77.4)
                                                                            --------               ---------
CBG Group Equity                                                               39.9                    60.8
                                                                            --------               ---------
      Total                                                                 $ 845.9                 $ 825.1
                                                                            ========               =========

                               See Accompanying Notes to Condensed Financial Statements.

                                              CONTINENTAL BAKING GROUP
                                          COMBINED STATEMENT OF CASH FLOWS
                                                    (CONDENSED)
                                               (DOLLARS IN MILLIONS)
                                                                                     39 Weeks Ended

                                                                           June 25,                 June 26,
                                                                             1994                    1993
                                                                           --------                 --------
Cash Flow from Operations
 Earnings (Loss) before extraordinary item and
  cumulative effect of accounting changes                                   $ (14.6)                 $ 21.9
 Non-cash items included in income                                             48.7                    52.7
 Changes in assets and liabilities
   used in operations                                                         (15.1)                   14.8
 Other, net                                                                     2.4                    11.9
                                                                            --------                 -------
    Net cash flow from operations                                              21.4                   101.3
                                                                            --------                 -------
Cash Flow from Investing Activities
  Property additions, net                                                     (62.0)                  (53.2)
  Other, net                                                                   (2.5)                      -
                                                                            --------                 -------
    Net cash used by investing activities                                     (64.5)                  (53.2)
                                                                            --------                 -------
Cash Flow from Financing Activities
  Net proceeds from (payments on) centrally managed debt                       56.4                   (39.9)
  Treasury stock purchases                                                     (2.3)                      -
  Dividends paid                                                               (4.6)                      -
  Payment attributed to retained interest                                      (3.3)                      -
  Cash provided for corporate equity transactions
    prior to distribution of CBG Stock                                            -                    (5.3)
                                                                            --------                 -------
    Net cash provided (used) by financing activities                           46.2                   (45.2)
                                                                            --------                 -------
Net Increase in Cash and Cash Equivalents                                       3.1                     2.9
Cash and Cash Equivalents, Beginning of Period                                  0.5                     0.5
                                                                            --------                 -------
Cash and Cash Equivalents, End of Period                                    $   3.6                  $  3.4
                                                                            ========                 =======

                             See Accompanying Notes to Condensed Financial Statements.

                        CONTINENTAL BAKING GROUP
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 25, 1994
             (Dollars in millions except per share data)

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

Holders of CBG Stock are common shareholders of the Company. Although the financial statements of the RPG Group and the CBG Group separately report the assets, liabilities and shareholders equity of the Company attributed to each group, this attribution does not affect legal tittle to such assets or responsibility for such liabilities. Financial impacts arising from the RPG Group that affect the consolidated results of operations or financial position of the company could affect the results of operations or financial position of the CBG Group. Accordingly, the Company's consolidated quarterly financial information should be read in connection with the CBG Group financial information.

Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. The earnings per share for the quarter and nine months ended June 30, 1993 are on a pro forma basis as the stock distribution described in Note 2 had not occurred as of that date. The shares and pro forma shares used in earnings per share computations were as follows:

                              Three Months               Three Months                Nine Months                Nine Months
                              June 30, 1994              June 30, 1993              June 30, 1994              June 30, 1993
                              -------------              -------------              -------------              -------------
Primary:
   CBG Stock                    20,600,000                 20,700,000                20,500,000                  20,700,000

Fully Diluted:
   CBG Stock                    25,400,000*                25,500,000                25,300,000*                 25,500,000

 * Due to anti-dilution for the quarter and nine months ended June 25, 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.

Note 4 -There were CBG Stock common shares outstanding of 20,588,000 at June 25, 1994 and 20,694,000 at September 25, 1993, exclusive of
270,000 and 1,000 CBG Stock treasury shares, respectively.

Note 5 - Other Liabilities consists of the following:

                            June 25,               September 25,
                              1994                     1993
                              ----                     ----
Self-insurance reserves      $ 110.5                 $ 112.8
Other liabilities              113.7                   110.1
                             -------                 -------
                             $ 224.2                 $ 222.9
                             =======                 =======


Note 6 - During the fourth quarter of fiscal 1993, the Company elected to adopt Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106) and Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (FAS 109) as of the beginning of the year. The quarter and nine months ended June 26, 1993 have been restated to reflect the accounting changes.

Note 7 - An extraordinary loss for the quarter ending March 26, 1994 was recognized in conjunction with the retirement of $ 18.0 of centrally managed debt attributed to the CBG Group that had an effective interest rate of 10.7%. The extraordinary item in fiscal 1993 represents the loss on early retirement of debt during the quarter ended December 26, 1992 consisting primarily of the Company's outstanding 9 1/2% and 9 3/8% debentures and all remaining 7.7% debentures.

Note 8 - The $ 16 restructuring provision in the current quarter, $ 9.6 after taxes, represents primarily termination benefits and related payroll costs for 435 headquarters and field employees who have been or will be laid off as part of the CBG Group's continuing cost reduction program. The CBG Group expects annualized cost reductions of $ 23, pre-tax, beginning in the fourth quarter of fiscal 1994, as a result of these actions.

Note 9 - Coincident with the spin-off described in Note 12 of the Company's Notes to Condensed Financial Statements, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. The CBG Group's share of the preferred stock redemption was $ 3.3 which was funded by the issuance of 161,582 shares of CBG Stock and $ 2.2 of additional centrally managed debt.

                            CONTINENTAL BAKING GROUP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL INFORMATION
                    ------------------------------------



OPERATING RESULTS

The CBG Group incurred a net loss of $ 16.2 million for the 39 weeks ended June 25, 1994 compared to a net loss of $ 65.8 million for the 39 weeks ended June 26, 1993. Included in the net loss for the current year period is a provision for restructuring of $ 9.6 million, after taxes, and an extraordinary loss on the early retirement of debt of $ 1.6 million, after taxes. The prior year period net loss included charges for the cumulative effect of changes in accounting for postretirement benefits other than pensions and income taxes totaling
$ 86.6 million, after taxes and an extraordinary loss on the early retirement of debt of $ 1.1 million, after taxes. Exclusive of these items, earnings declined by $ 26.9 million from $ 21.9 million in the prior year. Primary and fully diluted losses per share on such basis were $ .17 in the current period compared to pro forma earnings per primary and fully diluted share of $ .54 and $ .46 in the prior year.

For the 13 weeks ended June 25, 1994, net loss, excluding the aforementioned restructuring provision, was $ 1.8 million compared to net earnings of $ 11.4 million for the same quarter in the prior year. Loss per share in the current quarter, exclusive of the restructuring provision, was $ .06 on a primary and fully diluted basis, compared to pro forma earnings per share of $ .29 and $ .25, respectively, in the prior year.

Sales declined for the 13 and 39 weeks ended June 25, 1994 on lower volume and an unfavorable product mix in bread and lower thrift store volume and higher promotional sales discounts. Cost of products sold as a percentage of sales for the nine months and quarter, respectively, increased from 48.0% and 48.9% in the 13 and 39 week periods in 1993 to 51.0% and 49.7% in the current periods. Lower sales was the primary cause of the decline in the first two quarters of 1994. Additionally, in the current quarter, price increases failed to cover higher ingredient and operating costs. Selling, general and administrative expenses increased from 42.8% of sales to 45.0% in the current 39 weeks reflecting the impact of lower sales and the CBG Group's high fixed cost distribution system.

The problems encountered in the CBG Group's bread products and thrift stores have thus far exceeded the benefits of cost reduction programs
currently underway.   Management continues to challenge the way it
conducts its business by looking for additional cost savings, other ways to strengthen volume and other opportunities to improve bottom line performance.

The restructuring provision in the current quarter covers severance and related payroll costs for 435 headquarters and field employees who have been or will be laid off as part of the CBG Group's continuing cost reduction program. The CBG Group expects annualized cost reduction of $23,000,000, pre-tax, as a result of these actions, beginning in the fourth quarter.


FINANCIAL CONDITION

Cash provided from operations was $ 21.4 million for the 39 weeks ended June 25, 1994 compared to $ 101.3 million for the same period in the prior year. The decline resulted from lower earnings before cumulative effect of accounting changes and changes in working capital. Current liabilities in excess of current assets at June 25, 1994 were $ 70.4 million compared to $ 62.8 million at September 25, 1993.

The Company manages most financial activities of the group on a centralized, consolidated basis. The liquidity and capital resources of the Company provide financial and operating flexibility to each group. Specific components of centrally managed debt and assets (Net Debt) are attributed to each Group in proportion to the ratio of each Group's attributed Net Debt balance to the Company's total Net Debt. The CBG Group's centrally managed debt increased by $ 56.4 million in the 39 weeks ended June 25, 1994.

Financing activities in the first nine months of fiscal 1994 include the retirement of $ 18.0 million of centrally managed debt attributed to the CBG Group with an average interest rate of 10.7%.

As of February 3, 1994, the Board of Directors of the Company eliminated CBG Stock dividends. In the future, dividend policy will be considered on a quarter by quarter basis.

Coincident with the spin-off of the Company's cereal, baby food, cookie and cracker, ski resort and coupon processing businesses (Ralcorp) on March 31, 1994, the Company redeemed 334,109 shares of its Series A 6.75% Preferred Stock at its guaranteed minimum value. The shares were redeemed by the Company in connection with the cessation of participation in the Company's Savings Investment Plan by plan participants employed by Ralcorp following the spin-off. The CBG Group's share of the preferred stock redemption was $ 3.3 million, which was funded by the issuance of 161,582 shares of CBG Stock and $ 2.2 million of additional centrally managed debt.

As of August 3, 1994, approximately 3,757,900 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.

A summary statement of cash flows for the nine months ended June 30, 1994 and 1993 is presented in this report.

PART II - OTHER INFORMATION
          -----------------
There is no information required to be reported under any items except those indicated below.

Item 1.  Legal Proceedings
         -----------------

     On March 21, 1994, the U.S. Environmental Protection Agency ("EPA"), Region IX, issued a Notice of Violation pursuant to Section 113 of the Clean Air Act to Continental Baking Company concerning the construction of an oven at its Sacramento bakery in 1985. No fines or penalties were specified in the EPA's notice. Continental has responded to the Notice and the EPA is currently reviewing its position on the matter.

     On May 3, 1994, the State of California issued a summons and criminal complaint in the Municipal Court for the State of California, County of Sacramento, against Continental Baking Company alleging violation of the California Health and Safety Code for failure to report a release of a hazardous material at its Sacramento bakery. Continental paid a $15,000 civil fine and the matter has been dismissed.

     On December 11, 1992, Continental was served with a subpoena by the San Francisco office of the Antitrust Division of the U.S. Department of Justice requiring it to produce records to a federal grand jury. The investigation related principally to bidding procedures for sales of bread products to school districts and governmental institutions. Continental responded to the subpoena by submitting the requested documents. In early 1994 the Antitrust Division returned the submitted documents and indicated they would take no further action at that time.

     In the opinion of management, the ultimate liability for all such matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits filed with this Report:

             (11)  Statement, re: Computation of Per Share Earnings.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1994.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   RALSTON PURINA COMPANY
                                   -------------------------------------
                                   Registrant

                              By    JAMES R. ELSESSER
                                   -------------------------------------
                                    James R. Elsesser
                                     Vice President and Chief
                                     Financial Officer

Date:  August 15, 1994

        Exhibit Index

        Exhibits
        --------

        EX-11 Computation of Earnings Per Share
              (provided electronically)