Form 10-K
period 1994-09-30
RALSTON PURINA CO
filed 1994-12-29
CIK 81870

========================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

                           -----------------

                               FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1994.       COMMISSION FILE NO. 1-4582

                        RALSTON PURINA COMPANY

  INCORPORATED IN MISSOURI-IRS EMPLOYER IDENTIFICATION NO. 43-0470580

            CHECKERBOARD SQUARE, ST. LOUIS, MISSOURI 63164

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-982-1000

                           -----------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                                NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                                                              ON WHICH REGISTERED
- -------------------                                                                             ---------------------
RALSTON-RALSTON PURINA GROUP                                                        NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK, PAR VALUE $.10 PER SHARE                                              CHICAGO STOCK EXCHANGE
                                                                                    PACIFIC STOCK EXCHANGE INCORPORATED

RALSTON-CONTINENTAL BAKING GROUP                                                    NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK, PAR VALUE $.10 PER SHARE                                              CHICAGO STOCK EXCHANGE
                                                                                    PACIFIC STOCK EXCHANGE INCORPORATED

RALSTON-RALSTON PURINA GROUP                                                        NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK PURCHASE RIGHTS                                                        CHICAGO STOCK EXCHANGE
                                                                                    PACIFIC STOCK EXCHANGE INCORPORATED

RALSTON-CONTINENTAL BAKING GROUP                                                    NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK PURCHASE RIGHTS                                                        CHICAGO STOCK EXCHANGE
                                                                                    PACIFIC STOCK EXCHANGE INCORPORATED

5 3/4% CONVERTIBLE SUBORDINATED DEBENTURES                                          NEW YORK STOCK EXCHANGE, INC.

9 1/2% SINKING FUND DEBENTURES                                                      NEW YORK STOCK EXCHANGE, INC.

9% NOTES                                                                            NEW YORK STOCK EXCHANGE, INC.

9 3/8% SINKING FUND DEBENTURES                                                      NEW YORK STOCK EXCHANGE, INC.

9 1/4% DEBENTURES                                                                   NEW YORK STOCK EXCHANGE, INC.

9.30% DEBENTURES                                                                    NEW YORK STOCK EXCHANGE, INC.

8 5/8% DEBENTURES                                                                   NEW YORK STOCK EXCHANGE, INC.

  Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

  Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes      No  X
               ---     ---

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
     REGISTRANT AS OF THE CLOSE OF BUSINESS ON NOVEMBER 30, 1994:
                            $4,871,377,750.

(Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

  Number of shares of Ralston-Ralston Purina Group Common Stock ("RAL Stock"), $.10 par value, outstanding as of the close of business on November 30, 1994: 104,077,952.

  Number of shares of Ralston-Continental Baking Group Common Stock ("CBG Stock"), $.10 par value, outstanding as of close of business on November 30, 1994: 20,587,889.

                  DOCUMENTS INCORPORATED BY REFERENCE

  1. Portions of Ralston Purina Company 1994 Annual Report to
Shareholders (Parts I and II of Form 10-K).

  2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1994 (Part III of Form 10-K).

========================================================================

                         NOTE ON PRESENTATION

  Ralston Purina Company ("Ralston" or the "Company") is a diversified company which is principally engaged in the pet food, battery products, protein supplement, and, outside the United States, animal feed businesses through its Ralston Purina Group, and the fresh bakery products business through its Continental Baking Group. On March 31, 1994, Ralston spun-off the domestic cereal, baby food, cookie and cracker, all-seasons resort and coupon redemption businesses as part of Ralcorp Holdings, Inc. Ralston distributed Ralcorp Stock to holders of its RAL Stock on the basis of one share of Ralcorp Stock for every three shares of RAL Stock held as of the close of business on that date.

  Ralston continues to include consolidated financial information in its periodic reports required by the Securities Exchange Act of 1934 (the "1934 Act"), in its annual and quarterly shareholder reports and in other financial communications. The consolidated financial statements are supplemented with separate financial statements of the Ralston Purina Group and the Continental Baking Group, together with the related Management's Discussion and Analyses, descriptions of business and other financial and business information to the extent such information is required to be presented in the report being filed. The financial information of the Ralston Purina Group and the Continental Baking Group, taken together, includes all accounts which comprise the corresponding consolidated financial information of Ralston.

  For consolidated financial reporting purposes, one of Ralston's reportable industry segments, the Bakery Products Segment, corresponds with the Continental Baking Group, but the Ralston Purina Group is comprised of four other reportable segments, Pet and Human Foods, Battery Products, Agricultural Products-International, and Soy Protein Products and Other. The attribution of assets, liabilities (including contingent liabilities) and stockholders' equity among the Ralston Purina Group and the Continental Baking Group for the purpose of preparing their respective financial statements does not affect legal title to such assets or responsibility for such liabilities. Holders of RAL Stock and CBG Stock are common stockholders of Ralston, which continues to be responsible for its liabilities. Financial impacts arising from the Ralston Purina Group or the Continental Baking Group which affect the overall cost of Ralston's capital could affect the results of operations and financial condition of both groups. Accordingly, the Ralston consolidated financial information should be read in connection with the Ralston Purina Group and Continental Baking Group financial information.

                                PART I

ITEM 1. BUSINESS.

  The Company, incorporated in Missouri in 1894, is the world's largest producer of dry dog and dry and soft-moist cat foods. It is also the largest wholesale baker of fresh delivered bread and sweet-baked goods in the United States and is the world's largest manufacturer of dry cell battery products. The Company is also a major producer of dietary soy protein, fiber food ingredients, polymer products and, outside the United States, feeds for livestock and poultry. The Company has a number of trademarks, such as PURINA, RALSTON, the CHECKERBOARD logo, CHOW, DOG CHOW, CAT CHOW, WONDER, HOSTESS, EVEREADY and ENERGIZER among others, which it considers of substantial importance and which it uses individually or in conjunction with other Company trademarks.

  The Company is presently comprised of five Business Segments-Pet and Human Foods, Battery Products, Agricultural Products-International, and Soy Protein Products and Other, all of which are conducted by the Company's Ralston Purina Group, and Bakery Products which is conducted by the Company's Continental Baking Group. On March 31, 1994, Ralston spun-off the domestic cereal, baby food, cookie and cracker, all-seasons resort, and coupon redemption businesses as part of Ralcorp Holdings, Inc.

RALSTON PURINA GROUP

  The Pet and Human Foods Segment consists of Ralston Purina's Pet Products and the consumer products operations of Ralston Purina International. Pet Products produces and sells dog and cat foods under the PURINA name, including DOG CHOW, CAT CHOW and numerous other dog and cat food brands. The international consumer products operations of the Company produce dog and cat food and cereal in 10 countries. The Company operates 21 manufacturing facilities in the United States and worldwide for the production of human and pet foods. The Segment also includes the domestic cereal, baby food and cookie and cracker and coupon redemption businesses spun-off as part of Ralcorp Holdings, Inc. on March 31, 1994.

  The Battery Products Segment manufactures and sells primary batteries, rechargeable batteries and battery-powered lighting products in the United States and worldwide, principally under the trademarks EVEREADY and ENERGIZER. The Company's domestic and foreign battery operations have been organized as Eveready Battery Company, Inc. and Ralston Purina Overseas Battery Company, respectively, both wholly owned subsidiaries of the Company. Thirty-seven manufacturing facilities are operated in the United States and abroad for the production of battery and related products.

  The Agricultural Products-International Segment consists primarily of the business of manufacturing CHOW brand formula feeds and animal health products in 63 Ralston Purina International Division facilities outside the United States. On November 15, 1994, the Company signed a Letter of Intent to sell the businesses of this segment to a wholly owned subsidiary of PM Holdings, Inc.

  The Soy Protein Products and Other Segment consists of the protein technologies business of Protein Technologies International Holdings, Inc., a holding company and a wholly owned subsidiary of the Company. Its operating subsidiaries primarily manufacture food protein, food fiber and industrial polymer products in seven plants, five of which are located in the United States. The Segment also includes the all-seasons resort operations spun-off as part of Ralcorp Holdings, Inc. for the period from October 1, 1993 to March 31, 1994.

  The principal raw materials used in the Pet and Human Foods Segment are grain and grain products, flour, fruits and vegetables, protein ingredients, meat by-products and sugar; in Battery Products, the principal raw materials used are manganese dioxide, zinc, acetylene black and potassium hydroxide; in Soy Protein Products and Other, the principal raw materials used are protein ingredients for Protein Technologies products; and in Agricultural Products-International, the principal materials used are grain and grain products and protein ingredients. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in these products may fluctuate due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. The

Company manages exposure to changes in the commodities markets as considered necessary by hedging certain of its ingredient requirements such as soybean meal, corn or wheat. Sales prices of the Company's agricultural products, a large portion of the production costs of which are represented by the costs of raw materials, are adjusted frequently to reflect changes in raw material costs. Prices of other products are adjusted less frequently. The rapid turnover of certain raw material inventory items and the ability to substitute ingredients in some of these products, such as formula feeds, provide further protection against fluctuating raw material prices.

  Pet foods are marketed in the United States primarily through direct sales forces and food brokers to grocery wholesalers, retail chains and other customers. Battery products and food protein and industrial polymer products are marketed in the United States and internationally primarily through direct sales forces. Agricultural products are distributed primarily through a network of approximately 3,500 independent dealers outside the United States.

  Competition is intense in each of the Business Segments operated by the RPG Group. In the Pet and Human Foods and Battery Products Segments, the principal competitors are regional, national and international manufacturers whose products compete with those of the Company for shelf space and consumer acceptance. In the Agricultural Products-International Segment, the Company competes with other large feed manufacturers, cooperatives, single-owner establishments and in the case of many markets, government feed companies. The business of the Battery Products Segment tends to be somewhat seasonal, with strong fall and winter sales reflecting the effect of holiday buying of batteries.

  The operations of the RPG Group, like those of similar businesses, are subject to various federal, state and local laws and regulations intended to protect the public health and the environment, including air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, and the RPG Group may be required to share in the cost of cleanup with respect to approximately 16 "Superfund" sites. The Company's, and the RPG Group's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, is not expected to have a material adverse effect on the combined financial position, capital expenditures, earnings and competitive position of the Company or of the RPG Group.

  In 1994 and 1992, the RPG Group adopted restructuring plans for its world-wide battery production capacity and certain administrative functions. The RPG Group continues to review its battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions. Future periods will likely include further provisions for restructuring.

  The RPG Group employs 10,529 employees in the United States and
21,510 in foreign jurisdictions.

CONTINENTAL BAKING GROUP

  The Bakery Products segment consists of the operations of the Company's wholly owned subsidiary, Continental Baking Company, which is the principal entity comprising the Company's CBG Group. The principal bread products produced by the CBG Group, are white breads, variety breads, reduced calorie breads, rolls, buns and English muffins, marketed under the brand names WONDER, HOME PRIDE, BREAD DU JOUR and BEEFSTEAK. The CBG Group also produces bread for sale under private labels. The majority of the CBG Group's bread sales are generated by white breads and variety breads, the latter consisting of wheat, whole wheat, rye and other whole grain breads. Variety breads generally sell at higher prices and at somewhat more favorable margins than private label bread products. As a result, the CBG Group places greater emphasis on the development and sale of its branded products, especially the variety brand breads. However, in recent years, sales have been shifting toward lower margin breads. The CBG Group distributes bread products in areas comprising approximately 77% of the U.S. population. The CBG Group's principal marketing areas for bread include the Northeast, the Midwest and the West Coast. The majority of the CBG Group's bread sales volume is to supermarkets. For each of the last three fiscal years of the Company, bread sales have accounted for approximately 55% of the CBG Group's sales.


  The CBG Group's sweet baked goods include snack cakes, donuts, snack pies, muffins, and other sweet baked items, and are consumed as snacks, meal-time desserts, and breakfast items. These products are sold under the HOSTESS brand name and include product names TWINKIES as well as DING DONGS, HO HO's and SUZY Q's. For each of the last three fiscal years of the Company, sweet baked goods have accounted for approximately 45% of the CBG Group's sales comprised of approximately 60% of snack cakes and 40% of breakfast products. The CBG Group distributes its sweet baked goods in areas representing approximately 85% of the U.S. population. The CBG Group's principal marketing areas for sweet baked goods include the Northeast, the Midwest and the West Coast. Multiple packs are sold primarily through supermarkets and snack-pack products are sold both in supermarkets and convenience stores. Cake sales tend to be somewhat seasonal with historically weak winter and summer periods.

  The CBG Group's sales representatives make approximately 200,000 direct sales calls and deliveries every business day from 550 geographically dispersed distribution branches. The CBG Group maintains a "direct store door" sales system which distributes its products daily to approximately 125,000 food retailers, including grocery stores, chain store supermarkets, convenience stores, wholesale clubs and other retail food outlets. In addition, the CBG Group sells products to food service customers such as vending machine operators, restaurants, fast food chains, schools, military facilities and other institutions.

  Fresh baked products are delivered directly from each of the CBG Group's bakeries to a series of distribution depots from which the CBG Group's sales representatives begin their route deliveries. Product shelf life is generally three days for bread and seven days for sweet baked good products. Each sales representative is responsible for maintaining direct customer relations with each account, as well as delivering fresh products and removing unsold products for direct delivery to the CBG Group's thrift stores. All sales representatives work on an incentive sales commission added to a base salary. A direct line of communication from the sales representative to the bakery sales management permits the sales management to maintain close contacts with the buying patterns and competitive pressures that occur in the CBG Group's numerous market areas.

  The CBG Group's distribution fleet includes approximately 7,500 route trucks, 800 tractors and 1,000 trailers, of which approximately 99% are owned. Because of its program of scheduled maintenance, the CBG Group believes that its distribution fleet is in good condition, and does not anticipate the need to make major capital expenditures regarding its fleet in the near future.

  The CBG Group also operates approximately 600 thrift stores for the sale of the Company's bakery products removed from retail stores at the expiration of code dates. The CBG Group's thrift stores also sell limited amounts of other items from time to time. Approximately two-thirds of the stores are located at the CBG Group's distribution depots, while the others are free-standing units located along the CBG Group's distribution routes. Over the past several years, the CBG Group has undertaken efforts to upgrade existing thrift stores and to open additional stores. Thrift store sales for fiscal 1994 were approximately 10% of total CBG Group sales.

  Thirty-five bakeries are operated in the United States for the production of bread products and sweet baked goods. The CBG Group employs approximately 22,060 people. Approximately 85% of the CBG Group's personnel are covered by approximately 350 union contracts. Bakery personnel are generally represented by the Bakery, Confectionery and Tobacco Workers International Union and sales personnel are generally represented by the International Brotherhood of Teamsters Union.

  The ingredients of bread and cake products, principally flour, sugar and edible oils, are readily available from numerous sources. The CBG Group engages in commodities hedging programs from time to time and also attempts to lock in prices through advance purchase contracts when prices are expected to increase. The CBG Group utilizes a program of central purchasing of baking ingredients and packaging materials to obtain competitive prices.

  The CBG Group faces intense competition in all of its market areas from large, national bakeries and smaller regional operators, as well as from supermarket chains with their own bakeries or private label products and other bakery product and snack producers. The CBG Group's bread products compete with other fresh-baked, frozen, and heat-and-serve bread and bread-related products. Campbell Taggert, Inc. (owned by Anheuser Busch), Interstate Bakeries Corporation and Flowers Industries, Inc. are the Company's largest bread competitors. The Company's sweet baked products compete with other snack cakes, donuts, snack pies, muffins and other sweet baked goods, as well as cookies, candy, and other snacks. McKee Baking and Interstate Bakeries Corporation, marketing sweet baked goods under the brand names LITTLE DEBBIE and DOLLY MADISON, respectively, are the Company's largest sweet baked goods competitors.

  The baking industry is mature with little or no growth in most segments. As a result, most of the CBG Group's competitors are experiencing the same problems. Weak sales, high promotion spending and poor sales mix are at the heart of the CBG Group's profit declines in recent years. Most of the CBG Group's problems are centered in the bread business, with declining premium bread sales, poor bread sales mix and limited pricing opportunities. Results are also off sharply in thrift stores, with customer traffic down significantly. Finally, the current environment is one that favors the low cost operator. Competition in the baking business is based on product quality and freshness, price, brand loyalty, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. Customer service, including frequency of deliveries and maintaining fully stocked shelves, is also an important competitive factor. In a market that has become increasingly price-oriented and value driven, the CBG Group is facing intense competition from lower cost operators offering longer shelf life products at heavily discounted prices.

  The categories of the baking industry in which the CBG Group is most directly involved are expected to grow at about the same rate as population growth, and to remain highly competitive in the foreseeable future. Future growth opportunities for the CBG Group will depend on the CBG Group's ability to implement strategies for competing effectively in the bakery industry, including strategies relating to enhancing the performance of its employees, maintaining effective cost control programs, developing and implementing methods for more efficient bakery and distribution operations, and developing successful new products, while at the same time maintaining aggressive pricing and promotion of its products.

  This past fiscal year, the CBG Group implemented a comprehensive cost-reduction program. While the CBG Group successfully met the cost reduction targets in Fiscal 1994, the previously described problems more than offset the benefits of the cost reduction program. The CBG Group also initiated a major head-count reduction in Fiscal 1994, including a 30 percent reduction of the St. Louis headquarters staff. Future periods will likely include further provisions for restructuring.

  The operations of the CBG Group, like those of similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including air and water quality, underground fuel storage tanks and waste handling and disposal. The CBG Group has approximately 300 underground fuel storage tanks at various locations throughout the United States which are subject to federal and state regulations establishing minimum standards for such tanks and where necessary, remediation of associated contamination. The CBG Group is presently in the process of testing and evaluating, and, if necessary, removing, replacing or upgrading such tanks in order to comply with such laws. In addition, the Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, as amended, and the CBG Group may be required to share in the cost of cleanup with respect to approximately 3 "Superfund" sites. The Company's, and the CBG Group's ultimate liability in connection with those sites may depend on many factors including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used. While it is difficult to quantify the potential financial impact of actions involving environmental matters, particularly remediation costs at waste disposal sites and future capital expenditures for environmental control equipment, in the opinion of management, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, is not expected to have a material adverse effect on the combined financial position, capital expenditures, earnings and competitive position of the Company or the CBG Group.

  The Company, as a whole, employs 32,589 employees in the United States and 21,510 in foreign jurisdictions. The descriptions of the businesses of the Company and its RPG Group and CBG Group appearing under "Ralston Purina Company and Subsidiaries Financial Review-Highlights and Outlook" on page 77, "Ralston Purina Group Financial Review-Highlights and Outlook" on page 15 and "Continental Baking Group Financial Review-Highlights and Outlook" on page 51; "Ralston Purina Company and Subsidiaries Financial Review-Liquidity and Capital Resources" on page 78, "Ralston Purina Group Financial Review-Liquidity and Capital Resources" on page 17 and "Continental Baking Group Financial Review-Liquidity and Capital Resources" on page 52; "Ralston Purina Company and Subsidiaries Business Segment Information" on pages 85 through 87, and "Ralston Purina Group Business Segment Information" on pages 21 through 23, and "Ralston Purina Company and Subsidiaries Supplemental Earnings Statement Information" on page 110, "Ralston Purina Group Supplemental Earnings Statement Information" on page 44 and "Continental Baking Group Supplemental Earnings Statement Information" on page 71 of the Ralston Purina Company 1994 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 2. PROPERTIES.

  A list of the Company's principal plants and facilities as of November 1, 1994 follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

RALSTON PURINA GROUP

PET AND HUMAN FOODS

PET FOOD PLANTS

United States

Atlanta, GA
Clinton, IA<F2R>
Davenport, IA
Denver, CO
Dunkirk, NY
Flagstaff, AZ
Oklahoma City, OK
Zanesville, OH

International

Cuautitlan, Mexico<F8>
Encrucijada, Venezuela<F8>
Guatemala City, Guatemala<F8>
Innisfail, Alberta, Canada
Mississauga, Ontario, Canada
Monjos, Spain<F8>
Montfort-Sur-Risle, France
Mosquera, Columbia<F8>
Portogruaro, Italy<F8>
Ribeirao Preto, Brazil<F7>
Songtan, Korea<F8>

CEREAL PLANTS

International

Aire-Sur-Adour, France
Kunsan, Korea<F8>

BATTERY PRODUCTS

BATTERY AND RELATED PRODUCTS PLANTS

United States

Asheboro, NC<F4>
Bennington, VT
Fremont, OH
Gainesville, FL
Garretsville, OH
Marietta, OH
Maryville, MO
Newport News, VA
Red Oak, IA
St. Albans, VT

International

Alexandria, Egypt
Sao Paulo, Brazil
Beccar, Argentina
Beijing, PRC<F10>
Cali, Colombia
Caudebec Les Elbeuf, France<F2>
Istanbul, Turkey
Itapecerica, Brazil
Ekala, Sri Lanka
Jakarta, Indonesia
Johore Bahru, Malaysia
Juarez, Mexico
Jurong, Singapore<F4>
La Chaux-de-Fonds, Switzerland
Manila, Philippines
Cebu, Philippines
Nakuru, Kenya<F6>
New Territories, Hong Kong
Sydney, Australia
Macau
Slany, Czech Republic
Tanfield Lea, United
Kingdom
Tecamac, Mexico
Tema, Ghana
Walkerton, Ontario,
Canada
Zaragoza, Spain

AGRICULTURAL PRODUCTS-INTERNATIONAL

FEED PLANTS

International<F9>

Addison, Ontario, Canada
Barcelona, Venezuela
Bastia-Umbra, Italy
Benavente, Portugal
Benavente, Spain<F1>
Borgoratto, Italy
Buga, Colombia
Cabimus, Venezuela
Canoas, Brazil
Cantanhede, Portugal
Carmo Do Cajuru, Brazil<F2>
Carnoet, France
Cartegena, Colombia
Chiclayo, Peru
Courchelettes, France
Cuautitlan, Mexico<F3>
Dos Hermanas, Spain<F1>
Drummondville, Quebec, Canada
Encrucijada, Venezuela<F3>
Galicia, Spain<F1>
Gonen, Turkey
Guadalajara, Mexico
Guatemala City, Guatemala<F3>
Inhumas, Brazil
Karcag, Hungary
Kunsan, Korea<F7>
Lima, Peru
Longue, France
Luleburgaz, Turkey
Macon, France
Maracaibo, Venezuela
Marcilla, Spain<F1>
Maringa, Brazil
Merida, Spain<F1>
Mexicali, Mexico
Monjos, Spain<F1><F3>
Monterrey, Mexico
Mosquera, Colombia<F3>
Nanjing, People's Rep. of China
Obregon, Mexico
Palmerston, Ontario, Canada
Paulinia, Brazil
Pommevic, France
Ponta Grossa, Brazil
Portogruaro, Italy<F3>
Pulilan, Philippines
Pusan, Korea
Recife, Brazil
Ribeirao Preto, Brazil<F3>
St. Romuald, Quebec, Canada
Salamanca, Mexico
San Felice, Italy
Songtan, Korea<F3>
Sorcy, France
Sospiro, Italy
Strathroy, Ontario, Canada
Tehuacan, Mexico
Termoli, Italy
Torrejon, Spain<F1>
Torreon, Mexico
Valencia, Spain<F1>
Volta Redonda, Brazil
Woodstock, Ontario, Canada

HATCHERIES

Valencia, Venezuela

HOG OPERATIONS

Maracay, Venezuela<F1>

SOY PROTEIN PRODUCTS AND OTHER

FOOD PROTEIN PLANTS

United States

Memphis, TN
Pryor, OK

International

Hannan, Japan<F1>
Ieper, Belgium

INDUSTRIAL PROTEIN PLANT

Louisville, KY

POWDERED ALPHA CELLULOSE PLANT

Urbana, OH

DAIRY FOOD SYSTEMS PLANT

Hager City, WI

CONTINENTAL BAKING GROUP

BREAD BAKERIES

Akron, OH
Anchorage, AK
Buffalo, NY
Columbus, OH
Hodgkins, IL
Jamaica, NY
Phoenix, AZ
Pomona, CA
Portland, OR
Richmond, VA
Sacramento, CA
Salt Lake City, UT
San Pedro, CA
Seattle, WA
Spokane, WA
Tulsa, OK
Utica, NY
Waterloo, IA

CAKE BAKERIES

Detroit, MI
Glendale, CA
Los Angeles, CA
Schiller Park, IL
Seattle, WA

BREAD AND CAKE BAKERIES

Dallas, TX
Davenport, IA
Denver, CO
East Brunswick, NJ
Indianapolis, IN
Kansas City, MO
Memphis, TN
Natick, MA
Ogden, UT
Philadelphia, PA
St. Louis, MO
San Francisco, CA

OTHER PROPERTIES

RESEARCH FACILITIES

Gray Summit, MO<F5>
St. Louis, MO<F5A>
Tanfield Lea, United Kingdom
Westlake, OH<F5B>

MACHINE SHOP AND FOUNDRY

St. Louis, MO

ADMINISTRATIVE AND EXECUTIVE OFFICES

St. Louis, MO

In addition to the properties identified above, the Company and its subsidiaries own and/or operate retail thrift stores for sale of bakery products, sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

[FN]
- -----

<F1>  20% to 50% owned interests

<F2>  Leased; <F2R> Leased pursuant to industrial revenue bond financing

<F3>  Also produces pet food

<F4>  Two plants

<F5>  Provides service for Human and Pet Foods; <F5A> Human and Pet Foods and Soy Protein Products and Other; <F5B> Battery Products

<F6>  Less than 20% owned interest

<F7>  Also produces cereal

<F8>  Also produces feed

<F9>  On November 15, 1994, the Company signed a Letter of Intent to sell the businesses of the Agricultural Products-International Segment to a wholly owned subsidiary of PM Holdings, Inc.

<F10> Plant has closed since November 1, 1994.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a party to a number of legal proceedings in various state, federal and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

  On September 27, 1994, the Company's wholly-owned subsidiary, Continental Baking Company was served with a subpoena by the Dallas, Texas office of the Antitrust Division of the U.S. Department of Justice requiring it to produce records to a Federal Grand Jury. The subpoena seeks information regarding the sale of bread and bread products (including snack cakes), principally in the State of Texas, during the period from January 1, 1986 to present.

  On January 4, 1993, the Company was served with the first of nine substantively identical actions currently pending in the United States District Court for the District of New Jersey. The suits have been consolidated and styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP). The consolidated proceeding is a certified class action by and on behalf of all direct purchasers of baby foods (other than the defendants and governmental entities), alleging that the Beech-Nut baby food business (owned by the Company from November, 1989 until April, 1994, and now owned by Ralcorp Holdings, Inc.) and its predecessor Nestle Holdings, Inc., together with Gerber Products Company and H.J. Heinz Company, conspired to fix, maintain and stabilize the prices of baby foods during the period January 1, 1975 to August 31, 1992. The suit seeks treble damages.

  On January 19 and 21, 1993, the Company was served with two class actions on behalf of indirect purchasers (consumers) of baby food in California, which contain substantially identical charges. These actions have been consolidated in the Superior Court for the County of San Francisco and styled Bruce, et al. v. Gerber Products Company, et al., No 94-8857. On January 19, 1993, Ralston was served with a similar action filed in Alabama state court on behalf of indirect purchasers of baby food in Alabama, styled Johnson, et al. v. Gerber Products Company, et al., No. 93-L-0333-NE. The California and Alabama state actions allege violations of state antitrust laws, seek treble damages and are substantively identical to each other. Similar state actions may be filed in states having laws permitting suits by indirect purchasers.

  The Company and Ralcorp Holdings, Inc. have agreed that all liability and expenses related to the federal and state baby food antitrust matters will be shared equally, except that the Company will be solely responsible for any settlement or judgment exceeding a certain set amount.

  On January 6, 1993, the Company was served with an action entitled Sunshine Mills, Inc. v. Ralston Purina Co., CV-93-P-0024-W, which is currently pending in the United States District Court for the Northern District of Alabama. The suit charged the Company with attempted monopolization, conspiracy in restraint of trade and unlawful price discrimination, together with false advertising and tortious interference with business relations, in connection with its marketing activities in pet foods. The Company has filed counterclaims challenging certain labeling and advertising activities of Sunshine. Both parties moved for summary judgment on the other's case; and on October 31, 1994, the trial court granted summary judgment for the Company with respect to Sunshine's claims of attempted monopolization, conspiracy in restraint of trade, unlawful price discrimination, and tortious interference with business relations to the extent that such claim was predicated on the same Company activities claimed to violate federal antitrust law.

  On April 26, 1993, the Company also received two letters of inquiry from the Federal Trade Commission seeking information related to the allegations in the Sunshine lawsuit. One of these inquires has been closed with no further action against the Company.

  The Baby Food and Sunshine matters contain questionable allegations; and, in the opinion of management, the Company has numerous meritorious defenses to each. The amount of alleged liability asserted by these actions cannot be determined with certainty. In the opinion of management, however, the ultimate liability of the Company, if any, arising from these proceedings, other legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not applicable.

ITEM 4.A. EXECUTIVE OFFICERS OF THE REGISTRANT.

  A list of the executive officers of the Company and their business experience follows:

  William P. Stiritz, 60, Chairman of the Board, Chief Executive
Officer and President since 1982 and Corporate Officer since 1973; President and Chief Executive Officer 1981-82; Group Vice President, Grocery Products and Restaurant Operations 1979-81. Company service, 31 years.

  Robert W. Bracken, 56, Vice President; President and Chief Operating Officer of Continental Baking Company and Corporate Officer since 1992; Executive Vice President with responsibility for field operations 1989-92; Executive Vice President-Operations 1981-89; also held position of General Manager, Eastern Division of CBC 1983-85. Company service, 23 years.

  Jay W. Brown, 49, Vice President; Chairman of the Board and Chief Executive Officer, Continental Baking Company since 1985 and Corporate Officer since 1984; President, Van Camp Seafood Division 1983-84; Vice President, Foodmaker, Inc. 1981-83. Company service, 24 years.

  Franklin J. Cornwell, Jr., 52, Vice President; Chief Executive Officer, Ralston Purina International since 1992 and Corporate Officer since 1984; Director, Business Development, 1984-92; Division Vice President, Corporate Development 1981-84; Executive Vice President, Foodmaker, Inc. 1978-81. Company service, 28 years.

  James R. Elsesser, 50, Vice President and Chief Financial Officer since 1985 and Corporate Officer since 1985; Vice President, March-September, 1985; Treasurer, February-September, 1985. Company service, 10 years.

  Paul H. Hatfield, 58, Vice President; Chief Executive Officer and President, Protein Technologies International, Inc. since 1987 and Corporate Officer since 1977; Group Vice President and President, Protein Technologies and Ralston Purina International 1985-87; Group Vice President and President, Diversified Businesses and Ralston Purina International 1982-85; Group Vice President, Protein Technologies, Food Enterprises and Mariculture Operations 1979-82. Company service, 35 years.

  Patrick C. Mannix, 49, Vice President; Executive Vice President, Eveready Battery Company, International since 1991 and Corporate Officer since 1992; Area Chairman, Asia Pacific operations, Eveready Battery, 1985-91. Company service, 31 years, including 23 years with Eveready Battery Division of Union Carbide Corporation.

  W. Patrick McGinnis, 47, Vice President; President and Chief Executive Officer, Grocery Products Group since 1992 and Corporate Officer since 1984; President and Chief Operating Officer, Grocery Products Group 1989-92; Vice President and President, Branded Foods Group 1987-89; Vice President and Executive Vice President, Grocery Products Division 1984-87; Division Vice President, Marketing, Grocery Products Division 1983-84; Executive Vice President and Director, Grocery Products Division, Ralston Purina Canada, Inc. 1980-83. Company service, 22 years.

  George L. Meffert, Jr., 54, Vice President; Executive Vice President, North America, Eveready Battery Company, since 1988 and Corporate Officer since 1992; Area Chairman, Latin American operations, Eveready Battery, 1985-88. Company service, 29 years, including 21 years with Eveready Battery Division of Union Carbide Corporation.

  J. Patrick Mulcahy, 50, Vice President; Chairman of the Board, Chief Executive Officer and President, Eveready Battery Company, Inc., and responsible for Ralston Purina International since 1987 and Corporate Officer since 1984; Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; Division Vice President, Director of Marketing, Grocery Products Group 1980-81. Company service, 27 years.

  James M. Neville, 55, Vice President, General Counsel and Secretary since 1989, and Corporate Officer since 1983; Vice President and
General Counsel 1984-89. Company service, 11 years.

  Ronald D. Winney, 52, Treasurer and Corporate Officer since 1985; Division Vice President and Assistant Treasurer 1984-85; Assistant Treasurer 1977-85. Company service, 25 years.

  Anita M. Wray, 40, Corporate Vice President and Controller since April 1994; Division Vice President and Director of Financial
Accounting Services, 1985-1994. Company service, 15 years.

  (Ages and years of service as of December 31, 1994.)

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  The Company's RAL Stock and CBG Stock is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30, 1994, there were 24,959 shareholders of record of the Company's RAL Stock and 19,574 shareholders of record of the Company's CBG Stock.

  The following tables set forth dividends paid and range of market prices for the RAL Stock and the CBG Stock (for the year ended
September 30):

                                                                                     DIVIDENDS PAID
                                                            --------------------------------------------------------------
                                                                  RAL STOCK                                CBG STOCK
                                                            ----------------------                 ------------------------
                                                            1994              1993                 1994                1993
                                                            ----              ----                 ----                ----
  First Quarter........................................     $.30               <F*>                 .08                 <F*>
  Second Quarter.......................................      .30               <F*>                                     <F*>
  Third Quarter........................................      .30               <F*>                                     <F*>
  Fourth Quarter.......................................      .30               <F*>                                     <F*>
   (1st month of 1993 only)
  Fourth Quarter.......................................                       .30                                      .08
   (2nd and 3rd months of 1993 only)


                                                                                   MARKET PRICE RANGE
                                                            ---------------------------------------------------------------
                                                                  RAL STOCK                                CBG STOCK
                                                            ----------------------                 ------------------------
                                                            1994              1993                 1994                1993
                                                            ----              ----                 ----                ----
  First Quarter........................................$42 3/4-38 1/4          <F*>            $10    -7 1/2            <F*>
  Second Quarter.......................................$46 3/8-38 1/4          <F*>            $ 9 5/8-6 3/8            <F*>
  Third Quarter........................................$39 1/2-33 1/2          <F*>            $ 6 7/8-4 1/2            <F*>
  Fourth Quarter.......................................$42 1/4-34 3/8          <F*>            $ 6    -4                <F*>
   (1st month of 1993 only)
  Fourth Quarter.......................................                  $40 3/4-33 1/2                           $10 5/8-8 1/2
   (2nd and 3rd months of 1993 only)

- -----

<F*> On July 30, 1993, the Company's shareholders approved the amendment of the Company's Restated Articles of Incorporation to authorize a new class of common stock, the CBG Stock, and to re-designate the Company's existing common stock ("Old Common Stock") as RAL Stock. Immediately thereafter the Company's Board of Directors authorized the distribution of one share of CBG Stock for every five shares of the Old Common Stock held. For the first, second and third quarters of 1993, dividends paid on the Old Common Stock were $.30, .316 and .316, respectively, and the market price range was $49 1/2-40 7/8, $52 1/8-44 5/8, and $51-43 3/4, respectively. For the first month of the fourth quarter of 1993, no dividends were paid and the market price range of the Old Common Stock was $46 7/8-37 7/8.

  The Board of Directors intends to declare and pay dividends on RAL Stock and CBG Stock based on the financial condition and results of operations of the Ralston Purina Group and the Continental Baking Group, respectively, although it has no obligation under Missouri law to do so. In determining its dividend policy with respect to RAL Stock and CBG Stock, the Board will rely on the separate financial statements of the Ralston Purina Group and the Continental Baking Group, respectively. The method of calculating earnings per share for RAL Stock and CBG Stock reflects the Board's intent that separately reported earnings and the surplus of the Ralston Purina Group and the Continental Baking Group, as determined consistent with the Company's Restated Articles of Incorporation, are available for payment of dividends to the respective classes of stock, although legally available funds of the Company and liquidation preferences of these classes of stock do not necessarily correspond with these amounts. Dividends on RAL Stock and CBG Stock are limited to legally available funds of the Company, which are determined on the basis of the entire corporation. Distributions on RAL Stock and CBG Stock would be precluded by a failure to pay dividends on preferred stock of the Company. Any net losses of the Ralston Purina Group and the Continental Baking Group and distributions on RAL Stock and CBG Stock, as well as any preferred stock, will reduce the legally available funds of the Company available for payment of dividends on RAL Stock and CBG Stock as well as any preferred stock.

  In addition, dividends on CBG Stock cannot exceed the Available CBG Dividend Amount, an amount which is intended to be similar to the amount which would be legally available for dividends if the

Continental Baking Group were an independent corporation (excluding the effect of adopting FAS 106 and FAS 109).

  The Board has adopted certain policies with respect to the Ralston Purina Group and the Continental Baking Group, including, without limitation, the intention to: (i) sell assets and provide services between the Groups only on a fair value basis, as determined by the Board in the good faith exercise of its business judgment; and (ii) treat funds generated by sales of RAL Stock or CBG Stock (except for sales of CBG Stock deemed to represent the Retained Interest of the Ralston Purina Group in the Continental Baking Group) and securities convertible into such stock as assets of the Ralston Purina Group or the Continental Baking Group, as the case may be, and apply such funds to acquire assets or reduce liabilities of the Ralston Purina Group or the Continental Baking Group, respectively. These policies may be modified or rescinded by action of the Board, or the Board may adopt additional policies, without the approval of holders of the two classes of the Company's common stock, although the Board has no present intention to do so.

ITEM 6. SELECTED FINANCIAL DATA.

  The summary of selected financial data regarding Ralston Purina
Company, the RPG Group and the CBG Group appearing on pages 75 through 76, 14 and 50 of the Ralston Purina Company 1994 Annual Report to
Shareholders is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Information appearing under "Ralston Purina Company and Subsidiaries Financial Review" on pages 77 through 84, "Ralston Purina Group Financial Review" on pages 15 through 20 and "Continental Baking Group Financial Review" on pages 51 through 53, and the information appearing under "Ralston Purina Company and Subsidiaries Business Segment Information" on pages 85 through 87 and "Ralston Purina Group Business Segment Information" on pages 21 through 23 of the Ralston Purina Company 1994 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of the Company and its subsidiaries appearing on pages 89 through 111, the combined financial statements of the Ralston Purina Group appearing on pages 25 through 45 and the combined financial statements of the Continental Baking Group appearing on pages 55 through 73, together with the reports thereon of Price Waterhouse on pages 88, 24 and 54, respectively, and the supplementary data under "Ralston Purina Company and Subsidiaries Quarterly Financial Information" on pages 112 and 113, "Ralston Purina Group Quarterly Financial Information" on page 46 and "Continental Baking Group Quarterly Financial Information" on page 74 of the Ralston Purina Company 1994 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                               PART III

ITEM 10. DIRECTORS OF THE REGISTRANT.

  The information regarding directors on pages 5 through 12 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1994 is hereby incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  Information appearing under "Executive Compensation" on pages 13 through 17, "Stock Ownership" on pages 7 through 10, and the remuneration information under "Directors' Meetings, Committees and Fees" on pages 11 and 12 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1994 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

  The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" on pages 7 through 10 of the Ralston Purina Company Notice of Annual Meeting and Proxy
Statement dated December 15, 1994 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Not applicable.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  1. Documents filed with this report:

      a. Financial statements previously incorporated by reference under
         Item 8 hereinabove.

         Report of Independent Accountants.

         Consolidated Statement of Earnings-for years ended September 30, 1994, 1993 and 1992.

         Consolidated Balance Sheet-for years ended September 30, 1994 and 1993.

         Consolidated Statement of Cash Flows-for years ended September 30, 1994, 1993, and 1992.

         Consolidated Statement of Shareholders Equity-for years ended September 30, 1994, 1993 and 1992.

         Notes to Financial Statements.


      b. Financial Statement Schedules V and VI attached, together with the Report of Independent Accountants thereon.*

         Schedule V-Property, Plant and Equipment as filed herewith.

         Schedule VI-Accumulated Depreciation of Property, Plant and Equipment as filed herewith.


      c. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

          (3i) The Restated Articles of Incorporation of Ralston Purina Company, effective July 30, 1993, are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.<F*>

         (3ii) The By-Laws of Ralston Purina Company, as amended
               September 24, 1993 are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.<F*>

           (4) The Second Amended Rights Agreement, effective July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.<F*>

           (4) The Certificate of Designation of Ralston Purina Company Series A ESOP Preferred Stock dated as of July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.<F*>

           (4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

          (10) Material Contracts.



           (i) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1983.

               (a) Form of letter agreement dated June 18, 1982, to
                   certain officers providing for deferral of bonuses for fiscal year 1982.

               (b) Form of letter agreement to certain officers regarding
                   Deferred Bonus Plan.

          (ii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1985.

               (a) Form of Agreement for Conversion of Deferred
                   Compensation.

               (b) Form of Agreement for Conversion of Existing Deferrals
                   over $100,000.

               (c) Form of Agreement for Conversion of 1968 Restricted
                   Stock.

               (d) Form of Agreement for Conversion of Benefits under the
                   Supplemental Death Benefits Plan.

               (e) Form of Agreement for Deferral of 1985 Annual Cash
                   Bonus.

               (f) Form of Agreement for Deferral of 1985 ITIP Award
                   Accruals.

               (g) Form of Non-Qualified Stock Option, effective
                   September 22, 1983, as amended.

             (iii) The Form of 1986 Stock Performance Award is incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1986.

              (iv) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1987.

                  (a) Form of Agreement for Deferral of 1986 Annual Cash
                      Bonus.

                  (b) Form of Agreement for Deferral of 1986 ITIP Award
                      Accruals.

               (v) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1988.

                   (a) Executive Life Plan, as amended September 24, 1987.

                   (b) Ralston Purina Company Incentive Compensation Plan, as
                       adopted December 15, 1966, and amended September 1, 1968, and September 25, 1987.

                   (c) Ralston Purina Company 1972 Incentive Compensation
                       Plan, as amended September 25, 1987.

                   (d) Form of Agreements for Deferral of 1987 Annual and
                       Special Cash Bonuses.

                   (e) Form of Agreements for Deferral of 1988 Annual and
                       Special Cash Bonuses.

                   (f) Form of Stock Performance Awards, effective March 24,
                       1988.

                   (g) Ralston Purina Company 1982 Incentive Stock Plan as
                       amended June 19, 1985, and January 21 and March 25,
                       1988.

                   (h) Ralston Purina Company 1988 Incentive Stock Plan, as
                       amended January 21 and March 25, 1988.

                   (i) Personal Financial Planning Program, as amended July
                       21, 1988.

                   (j) Retirement Plan for Non-Management Directors, as
                       amended November 20, 1987 and July 22, 1988.

                   (k) Form of Non-Qualified Stock Option, effective September
                       22, 1988.

                   (l) Executive Health Plan, as amended April 1, 1985,
                       September 24, 1987 and July 21 and November 17, 1988.

              (vi) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1989.

                   (a) Ralston Purina Company Supplemental Retirement Plan, as
                       amended May 26, 1989.

                   (b) Change in Control Severance Compensation Plan, as
                       amended September 21, 1989.

                   (c) Executive Long-Term Disability Plan, as adopted
                       September 22, 1989.

                   (d) Executive Savings Investment Plan, as amended May 25,
                       1989.

                   (e) Personal Financial Planning Program, as amended May 25,
                       1989.

                 (vii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1990.

                       (a) Form of Management Continuity Agreements, as amended
                           September 28, 1990.

                       (b) Form of Non-Qualified Stock Option, effective May
                           24, 1990.

                       (c) Deferred Compensation Plan for Non-Management
                           Directors, as amended September 25, 1987, July 22, 1988 and May 25, 1990.

                       (d) Deferred Compensation Plan for Key Employees, as
                           amended September 21, 1989, April 9, 1990 and November 21, 1990.

                       (e) Form of Agreement for Deferral of 1985, 1986 and
                           1989 Annual and Special Cash Bonuses.

                       (f) Form of letter amending Restricted Stock Awards and
                           Non-Qualified Stock Options, as of September 27,
                           1990.

                (viii) The following material contracts are hereby
                       incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1991.

                       (a) Form of Split Dollar Second to Die Insurance
                           Agreement.

                       (b) Form of letter amending certain outstanding
                           Restricted Stock Awards and Non-Qualified Stock Options, as of November 21, 1991.

                       (c) Form of letter for Deferral of 1992 Bonus Award.

                  (ix) The following material contracts are hereby
                       incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1992.

                       (a) Form of letter amending certain outstanding
                           Restricted Stock Awards and Non-Qualified Stock Options, dated as of September 29, 1992.

                       (b) Form of letter for Deferral of 1993 Bonus Award.

                       (c) Form of Agreement for Deferral of 1991 Annual and
                           Special Cash Bonuses.

                       (d) Form of Agreement for Deferral of 1991 Annual Cash
                           Bonus.

                       (e) Form of 1991 Non-Qualified Stock Option.

                       (f) Form of Indemnification Agreement with directors and
                           corporate officers.

                   (x) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

                       (a) Form of Agreement for Deferral of 1992 Annual and
                           Special Bonuses.

                       (b) Form of Agreement for Deferral of 1992 Annual Cash
                           Bonus.

                       (c) Form of Amendment to 1988 Non-Qualified Stock
                           Option.

                       (d) Form of Amendment to 1990 Non-Qualified Stock
                           Option.

                       (e) Form of Amendment to 1991 Non-Qualified Stock
                           Option.

                       (f) Form of Deferred Compensation Plan for Key
                           Employees, as amended, September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30,
                           1993 and November 18, 1993.

                       (g) Form of Deferred Compensation Plan for Non-
                           Management Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990, October 27, 1992, July
                           30, 1993 and November 18, 1993.

                       (h) Form of letter amending Restricted Stock Awards,
                           dated as of September 24, 1993.

                       (i) Conversion Opportunity for Continental Baking
                           Company Employees dated October 13, 1993.

                       (j) 1993 Salary Acceleration Request and Agreement dated
                           November 17, 1992.

                       (k) 1994 Salary Acceleration Request and Agreement dated
                           October 14, 1993.

                  (xi) Form of Letter for Deferral of 1995 Bonus Award.

                 (xii) The Agreement and Plan of Reorganization between the
                       Company and Several of its Subsidiaries and Ralcorp Holdings, Inc. dated March 31, 1994 is incorporated by reference to the Company's Form 8-K/A dated April 14, 1994.<F*>

                (xiii) Form of Conversion Agreement and Option for Continental
                       Baking Company Employees, effective November 18, 1993.

                 (xiv) Trust Agreement between Ralston Purina Company and
                       Wachovia Bank of North Carolina, N.A., dated as of September 15, 1994.<F*>

                  (xv) Leveraged Incentive Plan, adopted as of September 23,
                       1994.

                  (11) Statement re: Computation of Per Share Earnings.<F*>

                  (13) Pages 13 to 113 of the Ralston Purina Company Annual
                       Report to Shareholders 1994, which are incorporated herein by reference, are filed herewith.

                  (21) Subsidiaries of the Registrant.

                  (23) Consent of Independent Accountants.

                  (27) Financial Data Schedule

[FN]
- -----

<F*> Not a management contract or compensatory plan or arrangement.

  2. Current Reports on Form 8-K:

    Not Applicable.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 RALSTON PURINA COMPANY

                                 By         WILLIAM P. STIRITZ
                                    ...................................
                                            William P. Stiritz
                                         Chairman of the Board and
                                          Chief Executive Officer

Date: December 28, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 1994, by the following persons on behalf of the registrant in the capacities indicated.

                           SIGNATURE                                                            TITLE
                           ---------                                                            -----

                       WILLIAM P. STIRITZ                          Chairman of the Board, Chief Executive Officer, President and
- -----------------------------------------------------------------  Director
                       William P. Stiritz


                       JAMES R. ELSESSER                           Vice President and Chief Financial Officer
- -----------------------------------------------------------------
                       James R. Elsesser

                         ANITA M. WRAY                             Vice President and Controller
- -----------------------------------------------------------------
                         Anita M. Wray

                         DAVID R. BANKS                            Director
- -----------------------------------------------------------------
                         David R. Banks

                         JOHN H. BIGGS                             Director
- -----------------------------------------------------------------
                         John H. Biggs

                       THEODORE A. BURTIS                          Director
- -----------------------------------------------------------------
                       Theodore A. Burtis

                      DONALD DANFORTH, JR.                         Director
- -----------------------------------------------------------------
                      Donald Danforth, Jr.

                      WILLIAM H. DANFORTH                          Director
- -----------------------------------------------------------------
                      William H. Danforth

                        DAVID C. FARRELL                           Director
- -----------------------------------------------------------------
                        David C. Farrell

                       M. DARRELL INGRAM                           Director
- -----------------------------------------------------------------
                       M. Darrell Ingram

                                                                   Director
- -----------------------------------------------------------------
                       John F. McDonnell

                      KATHERINE D. ORTEGA                          Director
- -----------------------------------------------------------------
                      Katherine D. Ortega

                   FINANCIAL STATEMENT AND SCHEDULES

  The consolidated financial statements of the Registrant have been incorporated by reference under Item 8. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

  Schedules V & VI attached hereto should be read in conjunction with the financial statements included in Item 8. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Ralston Purina Company

  Our audits of the consolidated financial statements of Ralston Purina Company, the combined financial statements of Ralston Purina Group and the combined financial statements of Continental Baking Group referred to in our reports dated November 4, 1994, except as to the "Subsequent Event" note, which is dated as of November 15, 1994 for Ralston Purina Company and Ralston Purina Group, appearing on page 88, 24 and 54, respectively, of the Ralston Purina Company 1994 Annual Report to Shareholders (which reports and financial statements are incorporated by reference in this Annual Report on Form 10-K), also included an audit of the Financial Statement Schedules listed in Item 14.1.b. of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP
St. Louis, Missouri

November 4, 1994

                                              RALSTON PURINA COMPANY AND SUBSIDIARIES

                                  SCHEDULE V - PROPERTY PLANT AND EQUIPMENT (DOLLARS IN MILLIONS)

                                                    BALANCE AT      ADDITIONS                                       BALANCE AT
                                                    BEGINNING         AT                             OTHER           CLOSE
              CLASSIFICATION                        OF PERIOD       COST<Fa>   CORETIREMENTS<Fb>   CHANGES<Fc>      OF PERIOD
              --------------                        ----------      ---------  -----------------   -----------      ----------

YEAR ENDED SEPTEMBER 30, 1994
  Land..........................................    $  179.4         $  4.2         $ (67.7)          $ 0.9          $  116.8

  Buildings.....................................       822.2           35.3          (157.1)            4.9             705.3

  Machinery and equipment.......................     2,790.4          321.4          (546.0)           16.0           2,581.8

  Construction in progress......................       149.8           (4.2)          (21.7)                            123.9
                                                    --------         ------         -------           -----          --------

                                                    $3,941.8         $356.7         $(792.5)          $21.8          $3,527.8
                                                    ========         ======         =======           =====          ========


YEAR ENDED SEPTEMBER 30, 1993

  Land..........................................    $  158.8         $ 35.7         $ (10.4)         $ (4.7)         $  179.4

  Buildings.....................................       798.7           56.1           (10.0)          (22.6)            822.2

  Machinery and equipment.......................     2,662.0          285.4           (87.8)          (69.2)          2,790.4

  Construction in progress......................       145.5            4.3                                             149.8
                                                    --------         ------         -------          ------          --------

                                                    $3,765.0         $381.5         $(108.2)         $(96.5)         $3,941.8
                                                    ========         ======         =======          ======          ========


YEAR ENDED SEPTEMBER 30, 1992

  Land..........................................    $  147.0         $ 15.1         $  (3.7)          $  0.4         $  158.8

  Buildings.....................................       738.7           53.5            (6.4)            12.9            798.7

  Machinery and equipment.......................     2,340.4          377.9           (93.1)            36.8          2,662.0

  Construction in progress......................       216.4          (70.9)                                            145.5
                                                    --------        -------         -------           ------         --------

                                                    $3,442.5         $375.6         $(103.2)          $ 50.1         $3,765.0
                                                    ========         ======         =======           ======         ========



- -----

<Fa> Additions for the year ended September 30, 1994 include $24.6 for the acquisition of National Oats ($.5 Land, $6.8 Buildings, $17.0 Machinery and Equipment, and $.3 Construction in Progress). Additions for the year ended September 30, 1993 included $56.4 for the acquisition of Breckenridge ($23.9 Land, $5.5 Buildings, $26.5 Machinery and Equipment, and $.5 Construction in Progress) and $4.3 for the acquisition of Gates ($1.2 Land, $2.1 Buildings, and $1.0 Machinery and Equipment). Additions for the year ended September 30, 1992 includes $29.9 for the acquisition of Tudor ($5.1 Land, $5.5 Buildings and $19.3 Machinery and Equipment) and $20.3 for the acquisition of Ever Ready Limited ($3.5 Land, $7.7 Buildings and $9.1 Machinery and Equipment).

<Fb> Retirements for the year ended September 30, 1994 include $645.3 for the spin-off of Ralcorp ($54.6 Land, $132.5 Buildings, $436.4 Machinery and Equipment and $21.8 Construction in Progress).

<Fc> Changes in foreign assets due to foreign currency translation.

                RALSTON PURINA COMPANY AND SUBSIDIARIES

          SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY,
               PLANT AND EQUIPMENT (DOLLARS IN MILLIONS)

                                                                                     PROPERTY
                                                    ADDITIONS                       WRITEDOWNS
                                   BALANCE AT      CHARGED TO                       ASSOCIATED                      BALANCE AT
                                   BEGINNING        COSTS AND                          WITH           OTHER           CLOSE
         CLASSIFICATION            OF PERIOD        EXPENSES     RETIREMENTS<Fa>  RESTRUCTURING     CHANGES<Fb>     OF PERIOD
         --------------            ----------      ----------    ---------------  -------------     -----------     ---------

                                             YEAR ENDED SEPTEMBER 30, 1994

  Buildings.....................    $  269.1         $ 29.8         $ (42.5)          $ 7.9           $  1.6         $  265.9

  Machinery and equipment.......     1,341.1          234.9          (253.0)           35.0              6.5          1,364.5
                                    --------         ------         -------           -----           ------         --------

                                    $1,610.2         $264.7         $(295.5)          $42.9           $  8.1         $1,630.4
                                    ========         ======         =======           =====           ======         ========


                                             YEAR ENDED SEPTEMBER 30, 1993

  Buildings.....................    $  247.3         $ 33.1          $ (4.7)                         $ (6.6)         $  269.1

  Machinery and equipment.......     1,211.3          230.4           (70.8)                          (29.8)          1,341.1
                                    --------         ------          ------           -----          ------          --------

                                    $1,458.6         $263.5          $(75.5)          $ 0.0          $(36.4)         $1,610.2
                                    ========         ======          ======           =====          ======          ========


                                             YEAR ENDED SEPTEMBER 30, 1992

  Buildings.....................    $  213.0         $ 31.5         $  (1.5)                          $  4.3         $  247.3

  Machinery and equipment.......     1,045.8          223.2           (73.8)                            16.1          1,211.3
                                    --------         ------          ------           -----           ------         --------

                                    $1,258.8         $254.7          $(75.3)          $ 0.0           $ 20.4         $1,458.6
                                    ========         ======          ======           =====           ======         ========


- -----

<Fa> Retirements for the year ended September 30, 1994 include $188.5 for the spin-off of Ralcorp ($29.4 Buildings and $159.1 Machinery and Equipment).

<Fb> Changes in accumulated depreciation due to foreign currency translation.