Form 10-Q
period 1994-12-31
RALSTON PURINA CO
filed 1995-02-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                             FORM 10Q

                         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
            THE
                                  SECURITIES EXCHANGE ACT OF 1934

                                For Quarter Ended March 31, 1994

                                    Commission File No. 1-4582


                                      RALSTON PURINA COMPANY
               ----------------------------------------------------------
                      (Exact name of registrant as specified in its
            charter)

                          MISSOURI                             43-
            0470580
            ------------------------------------------------------------
                (State of Incorporation)      (I.R.S. Employer
            Identification No.)

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

                                                             YES  X   NO
                                                                 ---
            ---

            Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on May 6,
            1994
            - 100,451,262.

            Number of shares of Ralston-Continental Baking Group common stock, $.10 par value, outstanding as of the close of business on May 6,
            1994
            - 20,588,239.


PART I - FINANCIAL INFORMATION
A.  RPG Group

RALSTON PURINA GROUP
COMBINED STATEMENT OF
EARNINGS
(Dollars in millions
except per share data)

                                 Three Months
                                 Ended
                                 December 31,
                                 1994               1993
                                 ------             ------
Net Sales                       $1,513.5           $1,724.3
                                 ------             ------
Costs and Expenses
Cost of products sold              863.5            944.1
Selling, general and
administrative                     231.3            252.8
Advertising and promotion          162.6            246.4
Interest                            40.5             49.7
Provision for
restructuring                       22.9
Other (income)/expense,
net                                 (0.3)             6.9
                                   ------           ------
                                 1,320.5          1,499.9
                                   ------           ------
Loss Related to Retained
Interest in the CBG Group          (4.7)             (0.1)
                                  ------             ------
Earnings Before Income
Taxes                             188.3             224.3
Income Taxes                       81.9              90.9
                                 ------             ------
Net Earnings                      106.4             133.4
Preferred Stock Dividend,
Net of Taxes                        4.4               4.7
                                  ------            ------
Earnings After Preferred
Stock Dividend                    $102.0           $128.7
                                  ======            ======

Earnings per RPG Stock
Common Share
Primary                            $1.02            $1.27
                                  ======            ======
Fully Diluted                      $0.96            $1.18
                                   ======           ======


See Accompanying Notes to Condensed Financial Statements.



     RALSTON PURINA GROUP
     COMBINED BALANCE SHEET
     (Condensed)
     (Dollars in millions)
                                                 Dec. 31,        Sept. 30,
                                                 1994            1994
                                                 ---------       ------

     ASSETS
     Current Assets
     Cash and cash equivalents                    $89.7           $112.4
     Receivables, less allowance for doubtful
     accounts of $27.4 and $25.8, respectively    895.1            730.6
     Inventories -
     Raw materials and supplies                   169.1            170.7
     Work in process                               91.8            101.5
     Finished products                            380.6            405.0
     Other current assets                         153.1            142.2
                                                  ------           ------

     Total Current Assets                        1,779.4          1,662.4
                                                   ------          ------
     Retained Interest in the CBG Group              7.8             12.5
                                                   ------          ------
     Investments and Other Assets                  811.0            815.7
                                                  ------           ------
     Property at Cost                            2,500.7          2,456.3
     Accumulated depreciation                    1,196.0          1,155.9
                                                  ------           ------
                                                 1,304.7          1,300.4
                                                  ------           ------
     Total                                      $3,902.9         $3,791.0
                                                  ======           ======

     LIABILITIES AND SHAREHOLDERS EQUITY
     Current Liabilities
     Current maturities of long-term debt          $178.3          $223.2
     Notes payable                                  468.2           454.3
     Accounts payable                               351.4           368.3
     Other current liabilities                      559.2           474.2
                                                   ------          ------

     Total Current Liabilities                    1,557.1         1,520.0
                                                   ------          ------
     Long-Term Debt                               1,191.9         1,251.6
                                                   ------          ------
     Deferred Income Taxes                           68.1            63.6
                                                   ------           ------
     Other Liabilities                              400.1           383.6

                                                    ------          ------
     Redeemable Preferred Stock                     427.4            427.4
                                                    ------          ------
     Unearned ESOP Compensation                    (187.0)          (195.3)
                                                    ------          ------

     RPG Group Equity                                445.3           340.1
                                                    ------          ------
     Total                                        $3,902.9        $3,791.0
                                                    ======          ======



     See Accompanying Notes to Condensed Financial Statements.






            RALSTON PURINA GROUP
            COMBINED STATEMENT OF CASH FLOWS
            (Condensed)
            (Dollars in millions)

                                                      Three Months Ended
                                                      December 31,
                                                      1994        1993
                                                      ------      ------
            Cash Flow from Operations
            Net Earnings                                $106.4    $133.4
            Retained interest in CBG Group's earnings      4.7       0.1
            Non-cash items included in income             61.1      66.5
            Changes in assets and liabilities
            used in operations                           (11.4)   (42.9)
            Other, net                                     5.2      3.6
                                                         ------   ------
            Net cash flow from operations                166.0     160.7
                                                         ------   ------
            Cash Flow from Investing Activities
            Acquisition of businesses                             (39.2)
            Property additions, net                      (39.8)   (45.2)
            Other, net                                    (8.4)     4.6
                                                         ------   ------
            Net cash provided (used) by investing
            activities                                   (48.2)   (79.8)
                                                         ------   ------
            Cash Flow from Financing Activities
            Net proceeds from (payments on) centrally
            managed debt                                  (13.7)   (5.2)
            Net proceeds from (payments on) specifically
            attributed long-term debt, including
            current maturities                              7.5     0.5
            Net increase (decrease) in specifically
            attributed notes payable                      (84.4)   52.4
            Proceeds from the sale of stock                 0.7     2.4
            Treasury stock purchases                              (58.1)
            Dividends paid                                (44.3)  (46.1)
            Other, net                                     (1.2)
                                                          ------  ------
            Net cash provided (used) by financing
            activities                                    (135.4) (54.1)
                                                           ------ ------
            Effect of Exchange Rate Changes on Cash         (5.1)  (9.7)
                                                           ------  -----
            Net Increase (Decrease) in Cash and Cash
            Equivalents                                     (22.7) 17.1
            Cash and Cash Equivalents, Beginning of Year    112.4  57.4
                                                           ------ ------
            Cash and Cash Equivalents, End of Quarter       $89.7  $74.5
                                                           ====== ======


            See Accompanying Notes to Condensed Financial Statements.






                       RALSTON PURINA GROUP
              NOTES TO CONDENSED FINANCIAL STATEMENTS
                         DECEMBER 31, 1994
            (Dollars in millions except per share data)

     Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements of the RPG Group and notes thereto included in the Ralston Purina Company's (the Company) Annual Report to Shareholders for the year ended September 30, 1994.

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

     Holders of the RPG Stock are common shareholders of the Company. Although the financial statements of the RPG Group and the CBG Group separately report the assets, liabilities and shareholders equity of the Company attributed to each group, this attribution does not affect legal title to such assets or responsibility for such liabilities. Financial impacts arising from the CBG Group that affect the consolidated results of operations or financial position of the Company could affect the results of operations or financial position of the RPG Group. Accordingly, the Company's consolidated quarterly financial information should be read in connection with the RPG Group financial information.

      Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,061,000 shares of RPG Stock held by Ralston's Grantor Trust at December 31, 1994. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards. The shares used in earnings per share computations were as follows:

                    Three months ended      Three months ended
                    December 31, 1994       December 31, 1993
                    ---------------------   ------------------

     Primary:
       RPG Stock    100,042,000             101,488,000

     Fully Diluted:
        RPG Stock   110,261,000             111,505,000

     Note 4 - There were RPG Stock common shares outstanding of 100,027,000 at December 31, 1994 and 100,031,000 at
     September 30, 1994, exclusive of 1) 10,599,000 and 10,620,000 RPG Stock treasury shares, respectively, and
     2) 4,061,000 and 4,033,000 Grantor Trust shares, respectively.

     Note 5 - Other (income)/expense, net for three months consists of the following:

                            December 31,      December 31,
                                1994               1993
                            ---------------   ---------------

     Translation and exchange
       (gain)/loss            $ 2.0               $ 7.2
     Investment income         (1.9)               (3.8)
     Miscellaneous             (0.4)                3.5
                               -----               -----
                             $ (0.3)              $ 6.9


     Note 6 - Investment and Other Assets consist of the following:

                          December 31,         September 30,
                          1994                        1994
                        ---------------       ---------------

     Goodwill            $ 324.8                    $ 325.6
     Intangible Assets     185.3                      191.6
     Other Assets          300.9                      298.5
                         -------                     -------
                         $ 811.0                    $ 815.7



     Note 7 - On February 9, 1995, the Company's Board of
     Directors declared  a dividend of $.30 per share of RPG
     Stock, payable on March 10, 1995 to shareholders of record on February 21, 1995.

     Note 8 - During the quarter, the RPG Group recorded charges of $16.3, after taxes, or $.16 and $.15 per primary and fully diluted share, respectively, in connection with its restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

     On a pre-tax basis, charges for restructuring consist of termination benefits of $12.2, other cash exit costs of $3.3 and non-cash charges of $7.4, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment. The RPG Group continues to review worldwide battery production capacity.

     Additional charges associated with the restructuring announced in November 1994 are expected including $20 to $25, pre-tax, during 1995 and $25 to $40, pre-tax, in later years.

     Note 9 - On January 6, 1995, Ralston and Interstate Bakeries Corporation jointly announced the signing of an agreement in principle for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $330 in cash and 16,923,077 shares of common stock of Interstate. If the market price of the Interstate Stock on the date of Closing exceeds $16.25, Interstate may terminate the transaction, and if the market price is less than $9.75, Ralston can terminate the transaction unless Interstate elects to increase the number of shares so that Ralston will receive a number of shares then equal in value to $165. Under the terms of Ralston's Restated Articles of Incorporation, prior to the sale, Ralston may exchange all of the outstanding shares of its CBG Stock for a number of shares of its RPG Stock at a 15% premium to the relative trading values of the CBG Stock and RPG Stock. Following the sale, Ralston may (i) distribute to the holders of the CBG Stock an amount, in the form of cash and/or shares of Interstate Stock equal to their proportionate share of the ``net proceeds" of the sale, either by special dividend or by pro rata redemption of all or part of the outstanding shares of CBG Stock, or
     (ii) exchange all of the outstanding shares of CBG Stock for shares of RPG Stock at a 10% premium to the relative trading values of the CBG Stock and the RPG Stock during the 10 trading days following closing. If the Board determines to distribute the net proceeds, the RPG Group will receive 45% of net proceeds in respect to its 45% retained interest in the CBG Group. Ralston's Board of Directors has not yet determined which option it will elect.

     The ``net proceeds'' are determined under Ralston's Articles by deducting from the gross proceeds of the sale various liabilities, including taxes payable in respect of the sale, transaction expense, the value of the preferred stock allocated to the CBG Group and allocated debt owed to Ralston, and other liabilities, contingent or otherwise, of the CBG Group which are retained by Ralston following the sale. The net amount of such liabilities was estimated to be approximately $410 as of the end of December, but such amount may vary substantially depending upon the results of future operations of Continental, the terms of the definitive agreement and the valuation of retained liabilities and obligations.

     If the Board determines to distribute the net proceeds, the value per share of CBG Stock would be determined by dividing the ``net proceeds'' by the number of outstanding shares of CBG Stock plus the number of shares deemed to represent the RPG Group's 45% retained interest, a total of approximately 37.3 million shares. The final value per share is not yet determinable, as the value will be dependent upon the net liabilities of the CBG Group and the market value of the Interstate Stock at the time of closing. However, based upon the market close of the Interstate Stock on February 8, 1995, and estimated net liabilities of $410, the value per share of CBG Stock would be approximately $4.66. The value per share is very sensitive to changes in both the Interstate Stock price and the amount of CBG Group net liabilities, and it is estimated that for every one dollar change in the Interstate Stock price the value to holders of CBG Stock will change by approximately $.45, while every $10 change in the amount of net liabilities will change such value by approximately $.27.

     Note 10 - On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the Distribution). The combined earnings and cash flows of the RPG Group reflect the operations of those businesses for the quarter ended December 31, 1993.

     The following pro forma statement of earnings reflects the results of operations for the quarter ended December 31, 1993 as if the Distribution had occurred as of the beginning of the period. Such statements have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of October 1, 1992. These pro forma financial statements may not necessarily reflect the combined results of operations that would have existed had the Distribution occurred as of that date.







            RALSTON PURINA GROUP
            Pro Forma Combined Statement of Earnings
            (Dollars in millions except per share data)

                                                        Three Months
                                                        Ended
                                                        December 31,
                                                            1993
                                                            -----
            Net Sales (a)                                    $1,460.5
                                                               ------
            Costs and Expenses
            Cost of products sold (a)                           810.7
            Selling, general and administrative (a)             218.7
            Advertising and promotion (a)                       178.2
            Interest expense (b)                                 46.0
            Other (income)/expense, net (a)                       6.8
                                                               ------
                                                              1,260.4
                                                               ------
            Loss Related to Retained Interest in
            the CBG Group                                       (0.1)
                                                               ------
            Earnings Before Income Taxes                        200.0
            Income Taxes (c)                                     81.7
                                                               ------
            Net Earnings                                       $118.3
                                                               ======
            Earnings per Share
            Primary (a)                                         $1.12
                                                               ======
            Fully Diluted (a)                                   $1.05
                                                               ======

            [FN]

            (a)  Excludes results of operations of
            Ralcorp.
            (b)  Reflects reduction of interest expense
            at an average rate of 3.9% in 1994 due to debt repayment of $370 by Ralston from the proceeds of debt issued in connection with the spin-off.
            (c)  Reflects the applicable federal and
            state statutory tax rates for the pro forma adjustments.











                      RALSTON PURINA GROUP
                      REVIEW OF FINANCIAL INFORMATION
                      -------------------------------

                      Operating Results

                      Net earnings for the three months ended
                      December 31, 1994 were $106.4 million, compared to $133.4 million for the same period in the prior year. During the quarter ended December 31, 1994, the Company recorded a provision for battery products restructurings of $16.3 million, after taxes and a loss of $4.7 million, after taxes related to the retained interest in the CBG Group. Net earnings for the quarter ended December 31, 1993 included $15.1 million of net earnings related to the spun-off operations of Ralcorp and a loss of $.1 million, after taxes, related to the CBG Group retained interest. Exclusive of the aforementioned items, net earnings were $127.4 million and $118.4 million for the current and prior quarter, respectively, on higher operating profit, lower interest expense and lower foreign currency losses.

                      Earnings per share for the three months ended December 31, 1994 were $1.02 and $.96, on a primary and fully-diluted basis, respectively, compared to $1.27 and $1.18 for the same quarter in the prior year. Exclusive of the aforementioned items, earning per share were $1.23 and $1.15 on a primary and fully-diluted basis in the current quarter compared to $1.12 and $1.05 last year.

                      Business Segments

                      Sales of the Pet and Human Foods segment for the first quarter, exclusive of results of spun-off businesses, increased slightly compared to the prior year first quarter as higher volumes were offset by lower domestic prices reflecting expansion of simplified promotion and pricing practices. Operating profit, exclusive of spun-off businesses, improved primarily on a favorable product mix and higher volume. Lower prices were offset by reductions in advertising and promotion expense associated with the new promotion practices.

                      Sales for the Battery Products segment
                      increased 1.3% in the quarter on higher volume and favorable foreign exchange rates in the Asia Pacific region, partially offset by unfavorable U.S. volume comparisons. U.S. sales declined both on lower sales to the warehouse class of trade and lower retail inventories compared to the prior year first quarter. These inventory adjustments resulted in lower Energizer brand sales to trade customers. However, ultimate consumer purchases and Energizer market share improved in the current quarter, as measured by A. C. Nielsen. Operating profit declined in the quarter as lower sales in the U.S. and an unfavorable product mix in Europe were partially offset by improved results in the Asia Pacific and Latin America regions.

                      During the quarter, the RPG Group recorded charges of $16.3 million, after taxes, or $.16 and $.15 per primary and fully diluted share, respectively, in connection with its restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

                      On a pre-tax basis, charges for restructuring consist of termination benefits of $12.2 million, other cash exit costs of $3.3 million and non-cash charges of $7.4 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment. The RPG Group continues to review worldwide battery production capacity.

                      During the quarter, one plant was closed and 260 employees were severed in connection with the restructuring plan. Activity related to the restructuring plan during the quarter was as follows:
                                                              (millions)

                      Reserve balance at September 30, 1994     $  36.5

                      Provision recorded in the quarter            22.9

                      Cash exit costs incurred during the quarter (13.2)

                      Portion of current quarter provision
                       classified as property writedowns           (7.4)

                      Increase due to translation                    .1
                                                                 ------

                      Reserve balance at December 31, 1994     $   38.9



                      Additional charges associated with the
                      restructuring announced in November 1994 are expected including $20 to 25 million, pre-tax, during 1995 and $25 to 40 million, pre-tax, in later years.

                      Sales of the soy protein products business increased on strong volume in food protein products. Operating profit increased on higher sales and increased productivity.

                      Sales for international agricultural products increased on higher volume and favorable foreign currency exchange rates. Operating profit increased on higher sales and improved margins.

                      Results of Operations

                      Cost of products sold as a percentage of sales increased from 55.5% in the prior year first quarter (exclusive of spun-off businesses) to 57.1% in the current period due to higher cost percentages in Battery Products segment and sales increases in segments with relatively higher cost percentages. Selling, general and administrative expenses were 15.3% of sales for the current period compared to 15.0% in the prior period (exclusive of spun-off businesses). Advertising and promotion expense was 10.7% of sales compared to 12.2% (exclusive of spun-off businesses) in the prior year. Income taxes include federal, state and foreign taxes and were 43.5% of earnings before income taxes for the current year first quarter compared to 40.5% in the prior period. The income tax percentage is influenced by the inclusion of the RPG Group's loss related to its retained interest in the CBG Group, on an after-tax basis, in the computation of pre-tax earnings and restructuring provisions which did not result in tax benefits due to foreign tax loss situations. Excluding such impacts, the income tax percentage for the RPG Group was 41.0% in the current period.

                      Financial Condition

                      The RPG Group's primary source of liquidity is cash flow from operations, which was $166.0 million in the three months ended December 31, 1994, compared to $160.7 million for the same period in the prior year. Working capital was $222.3 million at December 31, 1994 compared to $142.4 million at September 30, 1994.

                      As of February 10, 1995, 1,883,920 shares of
                      RPG Stock remained under the Board of
                      Directors' authorization for the purchase of up to 3 million shares of RPG Stock.

                      On January 6, 1995, Ralston and Interstate
                      Bakeries Corporation jointly announced the signing of an agreement in principle for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $330 million in cash and 16,923,077 shares of common stock of Interstate. If the market price of the Interstate Stock on the date of Closing exceeds $16.25, Interstate may terminate the transaction, and if the market price is less than $9.75, Ralston can terminate the transaction unless Interstate elects to increase the number of shares so that Ralston will receive a number of shares then equal in value to $165 million. Under the terms of Ralston's Restated Articles of Incorporation, prior to the sale, Ralston may exchange all of the outstanding shares of its Ralston - Continental Baking Group Common Stock (``CBG Stock'') for a number of shares of its Ralston
                      - Ralston Purina Group Common Stock (``RPG
                      Stock'') at a 15% premium to the relative trading values of the CBG Stock and RPG Stock. Following the sale, Ralston may (i) distribute to the holders of the CBG Stock an amount, in the form of cash and/or shares of Interstate Stock equal to their proportionate share of the ``net proceeds'' of the sale, either by special dividend or by pro rata redemption of all or part of the outstanding shares of CBG Stock, or (ii) exchange all of the outstanding shares of CBG Stock for shares of RPG Stock at a 10% premium to the relative trading values of the CBG Stock and the RPG Stock during the 10 trading days following closing. If the Board determines to distribute the net proceeds, the RPG Group will receive 45% of net proceeds in respect to its 45% retained interest in the CBG Group. Ralston's Board of Directors has not yet determined which option it will elect.

                      The ``net proceeds'' are determined under Ralston's Articles by deducting from the gross proceeds of the sale various liabilities, including taxes payable in respect of the sale, transaction expense, the value of the preferred stock allocated to the CBG Group and allocated debt owed to Ralston, and other liabilities, contingent or otherwise, of the CBG Group which are retained by Ralston following the sale. The net amount of such liabilities was estimated to be approximately $410 million as of the end of December, but such amount may vary substantially depending upon the results of future operations of Continental, the terms of the definitive agreement and the valuation of retained liabilities and obligations.


                      If the Board determines to distribute the net proceeds, the value per share of CBG Stock would be determined by dividing the ``net proceeds'' by the number of outstanding shares of CBG Stock plus the number of shares deemed to represent the RPG Group's 45% retained interest, a total of approximately 37.3 million shares. The final value per share is not yet determinable, as the value will be dependent upon the net liabilities of the CBG Group and the market value of the Interstate Stock at the time of closing. However, based upon the market close of the Interstate Stock on February 8, 1995, and estimated net liabilities of $410 million, the value per share of CBG Stock would be approximately $4.66. The value per share is very sensitive to changes in both the Interstate Stock price and the amount of CBG Group net liabilities, and it is estimated that for every one dollar change in the Interstate Stock price the value to holders of CBG Stock will change by approximately $.45, while every $10 million change in the amount of net liabilities will change such value by approximately $.27.






          PART I - FINANCIAL INFORMATION
          B.  CBG Group

          CONTINENTAL BAKING GROUP
          COMBINED STATEMENT OF EARNINGS
          (Dollars in millions except per share
          data)

                                                       13 Weeks Ended
                                                      Dec. 24,       Dec. 25,
                                                      1994           1993
                                                      ------         ------
          Net Sales                                    $  478.7     $  476.0
                                                         ------       ------
          Costs and Expenses
          Cost of products sold                            247.2      230.5
          Selling, general and administrative              223.7      215.7
          Advertising and promotion                         16.2       22.2
          Interest                                           8.4        6.6
          Other (income)/expense, net                      (0.1)        0.7
                                                         ------       ------
                                                          495.4       475.7
                                                         ------       ------
          Earnings (Loss) Before Income Taxes             (16.7)        0.3
          Income Taxes                                     (6.7)        0.1
                                                         ------       ------
          Net Earnings (Loss)                             (10.0)        0.2
          Preferred Stock Dividend, Net of Taxes            0.4         0.5
                                                         ------       ------
          Loss After Preferred Stock Dividend             (10.4)       (0.3)
          Loss Applicable to the RPG Group's
          Retained Interest in the CBG Group               (4.7)       (0.1)
                                                         ------       ------
          Loss After RPG Group's Retained
          Interest                                        $(5.7)      $(0.2)
                                                         ======       ======
          Loss per CBG Stock Common Share
          Primary                                        $(0.28)      $(0.01)
                                                         ======       ======
          Fully Diluted                                  $(0.28)      $(0.01)
                                                         ======        ======



          See Accompanying Notes to Condensed
          Financial Statements.






          CONTINENTAL BAKING GROUP
          COMBINED BALANCE SHEET
          (Condensed)
          (Dollars in millions)

                                                      Dec. 24,    Sept. 24,
                                                      1994        1994
                                                      ------      ------

          ASSETS
          Current Assets
          Cash and cash equivalents                    $4.5      $13.6
          Receivables, less allowance for doubtful
          accounts of $3.4 and $3.4, respectively      99.8       98.5
          Inventories -
          Raw materials and supplies                   50.5       45.3
          Finished products                             9.3        7.4
          Other current assets                         38.0       32.0
                                                      ------     ------

          Total Current Assets                        202.1      196.8
                                                      ------     ------
          Investments and Other Assets                 63.9       62.9
                                                     ------      ------
          Property at Cost                          1,086.8     1,071.5
          Accumulated depreciation                    491.7       474.5
                                                     ------       ------
                                                      595.1       597.0
                                                     ------       ------
          Total                                      $861.1      $856.7
                                                     ======       ======

          LIABILITIES AND SHAREHOLDERS EQUITY
          Current Liabilities
          Current maturities of long-term debt        $44.0      $64.9
          Notes payable                                30.5
          Accounts payable                             72.7       86.2
          Other current liabilities                   117.9      126.4
                                                      ------    ------
          Total Current Liabilities                   265.1      277.5
                                                     ------      ------
          Long-Term Debt                              362.2      343.0
                                                     ------      ------
          Deferred Income Taxes                         7.1        8.9
                                                      ------     ------
          Other Liabilities                           227.2       221.9
                                                     ------       ------
          Redeemable Preferred Stock                   42.3        42.3
                                                     ------        ------
          Unearned ESOP Compensation                  (60.4)      (64.9)
                                                      ------       ------
          CBG Group Equity                             17.6         28.0
                                                      ------        ------
          Total                                      $861.1       $856.7
                                                     ======       ======



          See Accompanying Notes to Condensed Financial Statements.






          CONTINENTAL BAKING GROUP
          COMBINED STATEMENT OF CASH FLOWS
          (Condensed)
          (Dollars in millions)
                                                   13 Weeks Ended
                                                   Dec. 24,   Dec. 25,
                                                   1994       1993
                                                   ------     ------
          Cash Flow from Operations
          Net Earnings (Loss)                      $(10.0)     $0.2
          Non-cash items included in income          19.4      18.0
          Changes in assets and liabilities
          used in operations                        (35.9)    (25.6)
          Other, net                                  3.9      (1.5)
                                                    ------    ------
          Net cash flow from operations             (22.6)     (8.9)
                                                    ------     ------
          Cash Flow from Investing Activities
          Property additions, net                   (17.4)     (15.9)
          Other, net                                 (1.0)       0.9
                                                     ------    ------
          Net cash provided (used) by investing
          activities                                (18.4)       (15.0)
                                                     ------     ------
          Cash Flow from Financing Activities
          Net proceeds from (payments on) centrally
          managed debt                               33.3         35.0
          Treasury stock purchases                                (2.3)
          Dividends paid                             (1.4)        (3.1)
          Payment attributed to retained interest                 (3.3)
                                                     ------       ------
          Net cash provided (used) by financing
          activities                                  31.9        26.3
                                                     ------      ------
          Net Increase (Decrease) in Cash and
          Cash Equivalents                            (9.1)         2.4
          Cash and Cash Equivalents, Beginning of
          Period                                      13.6          0.5
                                                       ------     ------
          Cash and Cash Equivalents, End of Period    $4.5         $2.9
                                                       ======      ======



          See Accompanying Notes to Condensed Financial Statements.



                     CONTINENTAL BAKING GROUP
             NOTES TO CONDENSED FINANCIAL STATEMENTS
                        DECEMBER 24, 1994
           (Dollars in millions except per share data)

          Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
          In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any thirteen week period are not necessarily indicative of the results for any other thirteen week period or for the full year. These statements should be read in connection with the financial statements of the CBG Group and notes thereto included in the Ralston Purina Company's (the Company)
          Annual Report to Shareholders for the year ended September 30, 1994.

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

          Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. The shares used in earnings per share computations were as follows:

                  13 weeks ended       13 weeks ended
                  December 24, 1994    December 25, 1993
          -----------------------    -------------------
          Primary:
            CBG Stock   20,588,000        20,577,000

          Fully Diluted:
             CBG Stock  26,675,000*       26,699,000

          *Due to anti-dilution for the quarter ended
          December 24, 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.

          Note 4 - There were CBG Stock common shares outstanding of 20,588,000 at December 24, 1994 and 20,588,000 at September 24, 1994,
          exclusive of 270,000 CBG Stock treasury shares at both dates.

          Note 5 - Other Liabilities consists of the following:

                     December 24,          September 24,
                        1994                  1994
                      -------------      ---------------

          Self-insurance
          reserves           $  118.2        $  114.9
          Other liabilities     109.0           107.0
                               --------        ---------
                               $227.2        $  221.9


          Note 6 - On January 6, 1995, Ralston and
          Interstate Bakeries Corporation jointly
          announced the signing of an agreement in principle for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking
          Company, for a total purchase price of $330 in cash and 16,923,077 shares of common stock of Interstate. If the market price of the Interstate Stock on the date of Closing exceeds $16.25, Interstate may terminate the transaction, and if the market price is less than $9.75, Ralston can terminate the transaction unless Interstate elects to increase the number of shares so that Ralston will receive a number of shares then equal in value to $165. Under the terms of Ralston's
          Restated Articles of Incorporation, prior to the sale, Ralston may exchange all of the outstanding shares of its CBG Stock for a number of shares of its RPG Stock at a 15% premium to the relative trading values of the CBG Stock and RPG Stock. Following the sale,
          Ralston may (i) distribute to the holders of the CBG Stock an amount, in the form of cash and/or shares of Interstate Stock equal to their proportionate share of the ``net proceeds'' of the sale, either by special dividend or by pro rata redemption of all or part of the outstanding shares of CBG Stock, or (ii) exchange all of the outstanding shares of CBG Stock for shares of RPG Stock at a 10% premium to the relative trading values of the CBG Stock and the RPG Stock during the 10 trading days following closing. Ralston's
          Board of Directors has not yet determined which option it will elect.

          The ``net proceeds'' are determined under Ralston's Articles by deducting from the gross proceeds of the sale various liabilities, including taxes payable in respect of the sale, transaction expense, the value of the preferred stock allocated to the CBG Group and allocated debt owed to Ralston, and other liabilities, contingent or otherwise, of the CBG Group which are retained by Ralston following the sale. The net amount of such liabilities was estimated to be approximately
          $410 as of the end of December, but such amount may vary substantially depending upon the results of future operations of Continental, the terms of the definitive agreement and the valuation of retained liabilities and obligations.

          If the Board determines to distribute the net proceeds, the value per share of CBG Stock would be determined by dividing the ``net proceeds'' by the number of outstanding shares of CBG Stock plus the number of shares deemed to represent the RPG Group's 45% retained interest, a total of approximately 37.3 million shares. The final value per share is not yet determinable, as the value will be dependent upon the net liabilities of the CBG
          Group and the market value of the Interstate
          Stock at the time of closing. However, based upon the market close of the Interstate Stock on February 8, 1995, and estimated net liabilities of $410, the value per share of CBG Stock would be approximately $4.66. The value per share is very sensitive to changes in both the Interstate Stock price and the amount of CBG Group net liabilities, and it is estimated that for every one dollar change in the Interstate Stock price the value to holders of CBG Stock will change by approximately $.45, while every $10 change in the amount of net liabilities will change such value by approximately $.27.

          Note 7 - The CBG Group's restructuring plan announced in June 1994 provided for the severance of 435 employees at a cost of $16.0, pre-tax, and annualized cost savings of approximately $20 pre-tax. The plan has been revised to cover only 365 employees, however, cost and savings estimates are unchanged. As of December 24, 1994, 209 employees have been severed under the plan with $2.2 of spending occurring in the quarter.







          CONTINENTAL BAKING GROUP
          REVIEW OF FINANCIAL INFORMATION
          -------------------------------

          Operating Results

          The CBG Group incurred a net loss of $10.0 million for the 13 weeks ended December 24, 1994 compared to net income of $.2 million for the 13 weeks ended December 25, 1993. Loss per share was $.28 in the current quarter on a primary and fully diluted basis. After reducing the first quarter of fiscal 1994 earnings for preferred stock dividends, the net loss per CBG Stock share was $.01 on a primary and fully-diluted basis.

          Sales increased slightly compared to the prior year first quarter as increases in sweet baked goods were nearly offset by declines in bread.
          Higher volume was nearly offset by an
          unfavorable product mix, higher promotional sales discounts and lower thrift store volume.

          Operating results of the CBG Group declined significantly in the first quarter on the previously mentioned items and higher ingredient and labor costs. The CBG Group was unable to offset higher costs with price increases given current competitive conditions.
          These factors were partially offset by
          continued favorable results from cost reduction actions. Cost of products sold as a percent of sales increased to 51.6% in the current quarter compared to 48.4% in the prior year. Selling, general and administrative costs increased to 46.7% of sales compared to 45.3% on increased route distribution costs, partially offset by administrative cost reductions. Advertising and promotion expense was 3.4% of sales compared to 4.7% in the prior year on lower spending.

          The CBG Group's restructuring plan announced in June 1994 provided for the severance of 435 employees at a cost of $16.0 million, pre-tax, and annualized cost savings of approximately
          $20 million pre-tax. The plan has been revised to cover only 365 employees, however, cost and savings estimates are unchanged. As of December 24, 1994, 209 employees have been severed under the plan with $2.2 million of spending occurring in the quarter.





          Financial Condition

          Cash used by operations in the first quarter of fiscal 1995 was $22.6 million compared to $8.9 million for the same period in the prior year with both periods impacted by fluctuations in working capital components. Net cash used for investing activities in the quarter was $18.4 million. In light of current operating results, the CBG Group has revised its projection of capital expenditures for the remainder of fiscal 1995 to $30 million.
          Current liabilities in excess of current assets at December 24, 1994 were $63.0 million compared to $80.7 million at September 24, 1994.

          The Company manages most financial activities of the group on a centralized, consolidated basis. The liquidity and capital resources of the Company provide financial and operating flexibility to each group. The CBG Group's centrally managed debt increased $33.3 million in the first quarter of fiscal 1995 to fund operating, investing and other financing activities.

          As of February 10, 1995, approximately
          3,757,929 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG
          Stock.

          On January 6, 1995, Ralston and Interstate
          Bakeries Corporation jointly announced the signing of an agreement in principle for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $330 million in cash and 16,923,077 shares of common stock of Interstate. If the market price of the Interstate Stock on the date of Closing exceeds
          $16.25, Interstate may terminate the
          transaction, and if the market price is less than $9.75, Ralston can terminate the transaction unless Interstate elects to increase the number of shares so that Ralston will receive a number of shares then equal in value to $165 million. Under the terms of Ralston's Restated Articles of Incorporation, prior to the sale, Ralston may exchange all of the outstanding shares of its Ralston -
          Continental Baking Group Common Stock (``CBG
          Stock'') for a number of shares of its Ralston
          - Ralston Purina Group Common Stock (''RPG
          Stock'') at a 15% premium to the relative trading values of the CBG Stock and RPG Stock.
          Following the sale, Ralston may (i) distribute to the holders of the CBG Stock an amount, in the form of cash and/or shares of Interstate
          Stock equal to their proportionate share of the ``net proceeds'' of the sale, either by special dividend or by pro rata redemption of all or part of the outstanding shares of CBG Stock, or
          (ii) exchange all of the outstanding shares of CBG Stock for shares of RPG Stock at a 10% premium to the relative trading values of the CBG Stock and the RPG Stock during the 10 trading days following closing. Ralston's
          Board of Directors has not yet determined which option it will elect.

          The ''net proceeds'' are determined under Ralston's Articles by deducting from the gross proceeds of the sale various liabilities, including taxes payable in respect of the sale, transaction expense, the value of the preferred stock allocated to the CBG Group and allocated debt owed to Ralston, and other liabilities, contingent or otherwise, of the CBG Group which are retained by Ralston following the sale.
          The net amount of such liabilities was
          estimated to be approximately $410 million as of the end of December, but such amount may vary substantially depending upon the results of future operations of Continental, the terms of the definitive agreement and the valuation of retained liabilities and obligations.

          If the Board determines to distribute the net proceeds, the value per share of CBG Stock would be determined by dividing the ''net proceeds'' by the number of outstanding shares of CBG Stock plus the number of shares deemed to represent the RPG Group's 45% retained interest, a total of approximately 37.3 million shares. The final value per share is not yet determinable, as the value will be dependent upon the net liabilities of the CBG Group and the market value of the Interstate Stock at the time of closing. However, based upon the market close of the Interstate Stock on February 8, 1995, and estimated net liabilities of $410 million, the value per share of CBG
          Stock would be approximately $4.66. The value per share is very sensitive to changes in both the Interstate Stock price and the amount of CBG Group net liabilities, and it is estimated that for every one dollar change in the Interstate Stock price the value to holders of CBG Stock will change by approximately $.45, while every $10 million change in the amount of net liabilities will change such value by approximately $.27.






          PART I - FINANCIAL INFORMATION
          C.  Consolidated
          RALSTON PURINA COMPANY AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF EARNINGS
          (Dollars in millions except per share data)



                                                  Three Months
                                                     Ended
                                                  December 31,
                                                  1994           1993
                                                  ----           ----
          Net Sales                             $1,991.8      $2,199.3
                                                 ------         ------
          Costs and Expenses
          Cost of products sold                  1,110.3       1,173.6
          Selling, general and administrative      455.0         468.5
          Advertising and promotion                178.8         268.6
          Interest                                  48.9          56.3
          Provision for restructuring               22.9
          Other (income)/expense, net               (0.4)          7.6
                                                   ------        ------
                                                 1,815.5       1,974.6
                                                  ------        ------
          Earnings Before Income Taxes             176.3         224.7
          Income Taxes                              75.2          91.0
                                                   ------       ------
          Net Earnings                             101.1         133.7
          Preferred Stock Dividend, Net of Taxes     4.8           5.2
                                                   ------       ------
          Earnings After Preferred Stock Dividend  $96.3        $128.5
                                                   ======       ======

          Earnings (Loss) per Common Share -
          RPG Stock:
            Primary                                $1.02        $1.27
                                                  ======       ======

            Fully Diluted                          $0.96        $1.18

                                                  ======       ======

          CBG Stock:
            Primary                               $(0.28)      $(0.01)

                                                   ======       ======
          Fully Diluted                           $(0.28)      $(0.01)
                                                   ======       ======



          See Accompanying Notes to Condensed Financial Statements.






          RALSTON PURINA COMPANY AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEET
          (Condensed)
          (Dollars in millions)


                                                  Dec. 31,      Sept. 30,
                                                  1994          1994
                                                  ----          ----
          ASSETS
          Current Assets
          Cash and cash equivalents               $94.2        $126.0
          Receivables, less allowance for
          doubtful accounts of $30.8 and
          $29.2, respectively                     994.9         829.1
          Inventories -
          Raw materials and supplies              219.6         216.0
          Work in process                          91.8         101.5
          Finished products                       389.9         412.4
          Other current assets                    184.6         174.2
                                                 ------        ------
          Total Current Assets                  1,975.0       1,859.2
                                                 ------        ------
          Investments and Other Assets            860.7         865.7
                                                  ------        ------
          Property at Cost                      3,587.5       3,527.8
          Accumulated depreciation              1,687.7       1,630.4
                                                 ------        ------
                                                1,899.8       1,897.4
                                                 ------        ------
          Total                                $4,735.5      $4,622.3
                                                 ======        ======


          LIABILITIES AND SHAREHOLDERS EQUITY
          Current Liabilities
          Current maturities of long-term debt   $222.3         $288.1
          Notes payable                           498.7          454.3
          Accounts payable                        424.1          454.5
          Other current liabilities               670.6          600.6
                                                  ------        ------
          Total Current Liabilities             1,815.7        1,797.5
                                                 ------         ------
          Long-Term Debt                        1,554.1        1,594.6
                                                 ------         ------
          Deferred Income Taxes                    75.2           72.5
                                                  ------        ------
          Other Liabilities                       613.1          592.6
                                                  ------        ------
          Redeemable Preferred Stock              469.7          469.7
                                                  ------        ------
          Unearned ESOP Compensation             (247.4)        (260.2)
                                                 ------         ------
          Shareholders Equity
          Preferred stock
          Common stocks:
          RPG Stock                                11.5           11.5
          CBG Stock                                 2.1            2.1
          Capital in excess of par value          121.7          108.7
          Retained earnings                     1,140.2        1,043.2
          Cumulative translation adjustment       (56.4)         (58.7)
          Common stock in treasury, at cost:
          RPG Stock                              (576.1)        (577.4)
          CBG Stock                                (2.6)          (2.6)
          Unearned portion of restricted stock     (4.1)          (4.3)
          Value of  RPG Stock held in
          Grantor Trust                          (181.2)        (166.9)
                                                  ------         ------
          Total Shareholders Equity               455.1          355.6
                                                 ------         ------
          Total                                $4,735.5       $4,622.3
                                                 ======         ======


          See Accompanying Notes to Condensed Financial Statements.






            RALSTON PURINA COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS
            (Condensed)
            (Dollars in millions)


                                                   Three Months
                                                       Ended
                                                   December 31,
                                                   1994         1993
                                                   ----         ----
            Cash Flow from Operations
            Net Earnings                          $101.1      $133.7
            Non-cash items included in income       80.5        84.5
            Changes in assets and liabilities
            used in operations                     (47.3)      (68.5)
            Other, net                               9.1         2.1
                                                   ------      ------
            Net cash flow from operations           143.4      151.8
                                                   ------     ------
            Cash Flow from Investing Activities
            Acquisition of businesses                          (39.2)
            Property additions, net                 (57.2)     (61.1)
            Other, net                               (9.4)       2.2
                                                    ------    ------
            Net cash provided (used) by investing
            activities                              (66.6)     (98.1)
                                                     ------    ------

            Cash Flow from Financing Activities
            Net cash flow provided (used) by debt   (57.3)      82.7
            Proceeds from the sale of stock           0.7        2.4
            Treasury stock purchases                           (60.4)
            Dividends paid                          (45.7)     (49.2)
            Other, net                               (1.2)
                                                     ------    ------
            Net cash provided (used) by financing
            activities                              (103.5)    (24.5)
                                                    ------    ------
            Effect of Exchange Rate Changes on Cash   (5.1)     (9.7)
                                                    ------     ------
            Net Increase (Decrease) in Cash and
            Cash Equivalents                         (31.8)     19.5
            Cash and Cash Equivalents, Beginning
            of Year                                  126.0      57.9
                                                    ------     ------
            Cash and Cash Equivalents, End of
            Quarter                                  $94.2     $77.4
                                                     ======    ======



            See Accompanying Notes to Condensed Financial Statements.





          RALSTON PURINA COMPANY
          Pro Forma Consolidated Statement of Earnings
          (in millions)

                                                                  Three Months
                                                                     Ended
                                                                   December 31,
                                                                           1993
                                                                         ------
          Net Sales (a)                                                $1,936.1
                                                                         ------
          Costs and Expenses
          Cost of products sold (a)                                     1,040.8
          Selling, general and administrative (a)                         434.4
          Advertising and promotion (a)                                   200.4
          Interest expense (b)                                             52.6
          Other (income)/expense, net (a)                                   7.5
                                                                         ------
                                                                        1,735.7
                                                                         ------
          Earnings Before Income Taxes                                    200.4
          Income Taxes (c)                                                 81.8
                                                                         ------
          Net Earnings                                                   $118.6
                                                                         ======

          [FN]
          (a)  Excludes results of operations of Ralcorp.
          (b) Reflects reduction of interest expense at an average rate of 3.9% in 1994 due to debt repayment of $370 by Ralston from the proceeds of debt issued in connection with the spin-off.
          (c) Reflects the applicable federal and state statutory tax rates for the pro forma adjustments.






          RALSTON PURINA COMPANY AND SUBSIDIARIES
          REVIEW OF FINANCIAL INFORMATION
          ---------------------------------------

          Operating Results

          Net earnings for the three months ended
          December 31, 1994 were $101.1 million compared to $133.7 million for the same period in the prior year. During the quarter ended December
          31, 1994, the Company recorded a provision for battery products restructurings of $16.3 million, after tax. Net earnings for the quarter ended December 31, 1993 included $15.1 million of net earnings related to the spun-off operations of Ralcorp. Exclusive of the aforementioned items, net earnings were $117.4 million and $118.6 million for the current and prior quarter, respectively.

          Business Segments

          Sales of the Pet and Human Foods segment for the first quarter, exclusive of results of spun-off businesses, increased slightly compared to the prior year first quarter as higher volumes were offset by lower domestic prices reflecting expansion of simplified promotion and pricing practices. Operating profit, exclusive of spun-off businesses, improved primarily on a favorable product mix and higher volume. Lower prices were offset by reductions in advertising and promotion expense associated with the new promotion practices.

          Sales for the Battery Products segment
          increased 1.3% in the quarter on higher volume and favorable foreign exchange rates in the Asia Pacific region, partially offset by unfavorable U.S. volume comparisons. U.S.
          sales declined both on lower sales to the warehouse class of trade and lower retail inventories compared to the prior year first quarter. These inventory adjustments resulted in lower Energizer brand sales to trade customers. However, ultimate consumer purchases and Energizer market share improved in the current quarter, as measured by A. C.
          Nielsen. Operating profit declined in the quarter as lower sales in the U.S. and an unfavorable product mix in Europe were partially offset by improved results in the Asia Pacific and Latin America regions.

          During the quarter, the Company recorded charges of $16.3 million, after taxes, in connection with its restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

          On a pre-tax basis, charges for restructuring consist of termination benefits of $12.2 million, other cash exit costs of $3.3 million and non-cash charges of $7.4 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.
          The Company continues to review worldwide battery production capacity.

          During the quarter, one plant was closed and 260 employees were severed in connection with the restructuring plan. Activity related to the restructuring plan during the quarter was as follows:
                                                        (millions)

               Reserve balance at September 30, 1994      $ 36.5

               Provision recorded in the quarter            22.9

               Cash exit costs incurred during the quarter (13.2)

               Portion of current quarter provision

               classified as property writedowns            (7.4)

               Increase due to translation                    .1
                                                           ------

               Reserve balance at December 31, 1994        $38.9


          Additional charges associated with the
          restructuring announced in November 1994 are expected including $20 to 25 million, pre-tax, during 1995 and $25 to 40 million, pre-tax, in later years.

          Sales for the Bakery Products segment increased slightly compared to the prior year first quarter as increases in sweet baked goods were nearly offset by declines in bread. Higher volume was nearly offset by an unfavorable product mix, higher promotional sales discounts and lower thrift store volume. Operating results declined significantly in the first quarter on the previously mentioned items and higher ingredient and labor costs. Given current competitive conditions in the bakery industry, the Company was unable to offset higher costs with price increases. These factors were partially offset by continued favorable results from cost reduction actions.

          Sales of the soy protein products business increased on strong volume in food protein products. Operating profit increased on higher sales and increased productivity.

          Sales for international agricultural products increased on higher volume and favorable foreign currency exchange rates. Operating profit increased on higher sales and improved margins.

          Consolidated Results of Operations

          Cost of products sold as a percentage of sales increased from 53.8% in the prior year first quarter (exclusive of spun-off businesses) to 55.7% in the current period primarily due to higher cost percentages in the Bakery Products and Battery Products segments and sales increases in business segments with generally higher cost of products sold. Selling, general and administrative expenses were 22.8% for sales for the current period compared to 22.4% in the prior period (exclusive of spun-off businesses). Advertising and promotion expense was 9.0% of sales compared to 10.4% (exclusive of spun-off businesses) in the prior year primarily on declines in pet foods related to simplified promotion practices.

          Income taxes include federal, state and foreign taxes and were 42.7% of earnings before income taxes for the current year first quarter compared to 40.5% in the prior period, primarily due to pre-tax restructuring provisions which did not result in tax benefits due to foreign tax loss situations.

          Financial Condition

          At December 31, 1994, total debt as a
          percentage of total capitalization was 77% compared to 81% at September 30, 1994. For the purpose of this ratio, guaranteed ESOP debt is treated as long-term debt and redeemable preferred stock and related unearned compensation are treated as capital.

          The Company's primary source of liquidity is cash flow generated from operations. For the three months ended December 31, 1994, cash flow from operations was $143.4 million compared to $151.8 million for the same period in the prior year. Working capital was $159.3 million at December 31, 1994, compared to $61.7 million at September 30, 1994.

          As of February 10, 1995, 1,883,920 shares of
          RPG Stock and 3,757,929 share of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock and up to 4 million shares of CBG Stock.

          On January 6, 1995, Ralston and Interstate
          Bakeries Corporation jointly announced the signing of an agreement in principle for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $330 million in cash and 16,923,077 shares of common stock of Interstate. If the market price of the Interstate Stock on the date of Closing exceeds
          $16.25, Interstate may terminate the
          transaction, and if the market price is less than $9.75, Ralston can terminate the transaction unless Interstate elects to increase the number of shares so that Ralston will receive a number of shares then equal in value to $165 million. Under the terms of Ralston's Restated Articles of Incorporation, prior to the sale, Ralston may exchange all of the outstanding shares of its Ralston -
          Continental Baking Group Common Stock (``CBG
          Stock'') for a number of shares of its Ralston
          - Ralston Purina Group Common Stock (``RPG
          Stock'') at a 15% premium to the relative trading values of the CBG Stock and RPG Stock.
          Following the sale, Ralston may (i) distribute to the holders of the CBG Stock an amount, in the form of cash and/or shares of Interstate
          Stock equal to their proportionate share of the ``net proceeds'' of the sale, either by special dividend or by pro rata redemption of all or part of the outstanding shares of CBG Stock, or
          (ii) exchange all of the outstanding shares of CBG Stock for shares of RPG Stock at a 10% premium to the relative trading values of the CBG Stock and the RPG Stock during the 10 trading days following closing. Ralston's
          Board of Directors has not yet determined which option it will elect.

          The ``net proceeds'' are determined under Ralston's Articles by deducting from the gross proceeds of the sale various liabilities, including taxes payable in respect of the sale, transaction expense, the value of the preferred stock allocated to the CBG Group and allocated debt owed to Ralston, and other liabilities, contingent or otherwise, of the CBG Group which are retained by Ralston following the sale.
          The net amount of such liabilities was
          estimated to be approximately $410 million as of the end of December, but such amount may vary substantially depending upon the results of future operations of Continental, the terms of the definitive agreement and the valuation of retained liabilities and obligations.

          If the Board determines to distribute the net proceeds, the value per share of CBG Stock would be determined by dividing the ``net proceeds'' by the number of outstanding shares of CBG Stock plus the number of shares deemed to represent the RPG Group's 45% retained interest, a total of approximately 37.3 million shares. The final value per share is not yet determinable, as the value will be dependent upon the net liabilities of the CBG Group and the market value of the Interstate Stock at the time of closing. However, based upon the market close of the Interstate Stock on February 8, 1995, and estimated net liabilities of $410 million, the value per share of CBG
          Stock would be approximately $4.66. The value per share is very sensitive to changes in both the Interstate Stock price and the amount of CBG Group net liabilities, and it is estimated that for every one dollar change in the Interstate Stock price the value to holders of CBG Stock will change by approximately $.45, while every $10 million change in the amount of net liabilities will change such value by approximately $.27.






          PART II - OTHER INFORMATION
                --------------------
          There is no information required to be reported under any items except those indicated below.

          Item 1.  Legal Proceedings
                        ------------------

               On January 20, 1995, the Company and its wholly-owned subsidiary,
          Continental Baking Company (``CBC''), were served with two substantively identical complaints filed in the Missouri Circuit Court of St. Louis, Missouri, and styled Attanasio, et al. v. Ralston Purina Co., et al., No. 954-00010, and
          Haenel, et al. v. Ralston Purina Co., et al., No. 954 -00009. Both actions purport to be brought by and on behalf of all shareholders (other than the defendants) of CBC, and are filed against the Company, CBC, and all the directors of each, and allege that the defendants have engaged in unfair dealing and otherwise breached their duties to CBC shareholders by improperly proposing to sell CBC to Interstate Bakeries Corporation (``IBC'') for less than adequate consideration. Both actions seek to enjoin the sale to IBC, as well as damages. The Haenel action includes an affiliate of IBC as a defendant. No discovery has occurred in either action, and the court has not determined that either may proceed as a class action.
          The Company
          believes that both actions were intended to be filed on behalf of all shareholders (other than defendants) of the ``Ralston-Continental Baking
          Group'' common stock, and that CBC and its directors are not proper parties to either action.

                The above complaints contain questionable allegations, and in the opinion of management the Company has numerous meritorious defenses to each.
          The amount of alleged liability asserted by these actions cannot be determined with certainty. In the opinion of management, however, the ultimate liability of the Company, if any, arising from these proceedings, other legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.



          Item 4.    Submission of Matters to a Vote of Security Holders.
                   --------------------------------------------------------

          The Company held its Annual Meeting of Shareholders on February
          9, 1995,
          for the purpose of electing three directors to serve three year terms ending in January, 1998 or until their successors are elected and qualified, and ratifying the Board of Directors appointment of Price Waterhouse as independent accountants for the Company for the fiscal year ending
          September 30, 1995. The number of votes cast, and the number of shares voting, for or against each candidate and the number of votes cast for the ratification, as well as the number of abstentions with respect thereto, is as follows:



                                            SHARES VOTING     VOTES
                                VOTES       FOR               WITHHELD
                                FOR


          David R. Banks     96,329,345     111,319,068        1,172,875

          M. Darrell Ingram  96,532,337     111,529,802          969,882

          John F. McDonnell  96,513,803     111,513,901          988,416

                                   SHARES
                                   WITHHELD






          David R. Banks           1,671,139

          M. Darrell Ingram        1,460,405

          John F. McDonnell        1,476,306



                                    SHARES                    SHARES
                                    VOTING        VOTES       VOTING
                       VOTES FOR    FOR           AGAINST     AGAINST



          Ratification 96,342,873  111,664,329    724,195     826,112
          of Price
          Waterhouse

                          VOTES                     SHARES
                          ABSTAINED                 ABSTAINED


                          435,151                   503,766




          III.           6.  Exhibits and Reports on Form 8-K
                              ---------------------------------------------

                              (a)   Exhibits filed with this report:

                                      (11)    Statement re Computation of
          Per Share Earnings.

                              (b)    Report on Form 8-K

                                       On October 21, 1994, the Registrant
          filed an amended Report
          on Form 8-K with respect to its Report dated March 31, 1994.
          This amendment
          contained amended pro forma financial information with respect to its distribution of the stock of Ralcorp Holdings, Inc.


                                     SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the






          Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RALSTON PURINA COMPANY
                                             ------------------------------
          ------------
                                             Registrant

                                        By    ANITA M. WRAY
                                             ------------------------------
          ------------
                                              Anita M. Wray
                                               Vice President and
          Controller


          Date:  February 14, 1995