Form 10-Q/A
period 1994-12-31
RALSTON PURINA CO
filed 1995-02-15
CIK 81870

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
                                                     ======    ======



            See Accompanying Notes to Condensed Financial Statements.






          RALSTON PURINA COMPANY AND SUBSIDIARIES
          NOTES TO CONDENSED FINANCIAL STATEMENTS
          DECEMBER 31, 1994
          (Dollars in millions except per share data)

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


                  Three months ended   Three months ended
                  December 31, 1994    December 31, 1993
                  -------------------  ------------------
          Primary:
            RPG Stock   100,042,000    101,488,000
            CBG Stock    20,588,000     20,577,000

          Fully Diluted:
             RPG Stock  110,261,000    111,505,000
             CBG Stock   26,675,000*    26,699,000

          *Due to anti-dilution for the quarter ended
          December 31, 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.

          Note 4 - As of December 31, 1994, there were
          100,027,000 shares of RPG Stock and 20,588,000
          shares of CBG Stock outstanding, and at
          September 30, 1994, there were 100,031,000
          shares of RPG Stock and 20,588,000 shares of CBG Stock outstanding. These share figures are exclusive of: 1) shares held in treasury, which were 10,599,000 of RPG Stock and 270,000 of CBG
          Stock at December 31, 1994 and 10,620,000 of
          RPG Stock and 270,000 of CBG Stock at September
          30, 1994; and 2) Grantor Trust shares which were 4,061,000 of RPG Stock at December 31,
          1994 and 4,033,000 of RPG Stock at September
          30, 1994.

          Note 5 - Other (income)/expense, net for three months consists of the following:

                        December 31,         December 31,
                          1994                   1993
                        --------------       ------------

          Net translation
            and exchange
            loss             $ 2.0             $ 7.2
          Investment income   (2.0)             (3.8)
          Miscellaneous       (0.4)              4.2
                            -------           -------
                             $(0.4)            $ 7.6

          Note 6 - Investments and Other Assets consist of the following:

                         December 31,      September 30,
                             1994                1994
                         -------------     --------------

          Goodwill           $ 364.7           $ 365.9
          Intangible Assets    188.2             194.5
          Other Assets         307.8             305.3
                            ---------          ---------
                             $ 860.7           $ 865.7


          Note 7 - On February 9, 1995, the Company's
          Board of Directors declared a dividend of $.30 per share of RPG Stock, payable on March 10, 1995 to shareholders of record on February 21, 1995.

          Note 8 - During the quarter, the Company recorded charges of $16.3, after taxes, in connection with its restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

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


          Note 10 - On January 20, 1995, the Company and its wholly-owned subsidiary, Continental Baking
          Company (''CBC''), were served with two
          substantively identical complaints filed in the Missouri Circuit Court of St. Louis, Missouri, and styled Attanasio, et al. v. Ralston Purina
          Co., et al., No. 954-00010, and Haenel, et al.
          v. Ralston Purina Co., et al., No. 954-00009.
          Both actions purport to be brought by and on behalf of all shareholders (other than the defendants) of CBC, and are filed against the Company, CBC, and all the directors of each, and allege that the defendants have engaged in unfair dealing and otherwise breached their duties to CBC shareholders by improperly proposing to sell CBC to Interstate Bakeries
          Corporation (''IBC'') for less than adequate consideration. Both actions seek to enjoin the sale to IBC, as well as damages. The Haenel action includes an affiliate of IBC as a defendant. No discovery has occurred in either action, and the court has not determined that either may proceed as a class action. The
          Company believes that both actions were
          intended to be filed on behalf of all
          shareholders (other than defendants) of the ''Ralston-Continental Baking Group'' common stock, and that CBC and its directors are not proper parties to either action.

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

          Note 11 - On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the Distribution). The Company's earnings and cash flows reflect the operations of those businesses for the quarter ended
          December 31, 1993.

          The following pro forma statement of earnings reflects the results of operations for the quarter ended December 31, 1993 as if the Distribution had occurred as of the beginning of that period. Such statements have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of October 1, 1992. These pro forma financial statements may not necessarily reflect the consolidated results of operations that would have existed had the Distribution occurred as of that date.







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


          Date:  February 15, 1995