Form 10-Q/A
period 1994-12-31
RALSTON PURINA CO
filed 1995-02-15
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                             FORM 10Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934

                                For Quarter Ended December 31, 1994

                                    Commission File No. 1-4582


                                      RALSTON PURINA COMPANY
             -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  MISSOURI                             43-0470580
            ------------------------------------------------------------

            (State of Incorporation) (I.R.S. Employer Identification
            No.)

              CHECKERBOARD SQUARE, ST. LOUIS MISSOURI         63164
            ------------------------------------------------------------
            Address of principal executive offices)        (Zip Code)

                                          (314) 982-1000
            ----------------------------------------------------------
            (Registrant's telephone number, including area code)


            Registrant (1) has filed all reports required to be filed by
            Section 13
            or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                             YES  X   NO
                                                                 ---
            ---

            Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on February 9, 1995
            - 104,098,991.







            Number of shares of Ralston-Continental Baking Group common stock, $.10 par value, outstanding as of the close of business on February 9, 1995
            - 20,588,204.



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