Form 10-Q/A
period 1994-12-31
RALSTON PURINA CO
filed 1995-03-17
CIK 81870

PURPOSE OF AMENDMENT TO INCLUDE FINANCIAL DATA SCHEDULE


                                          SECURITIES AND EXCHANGE
          COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10Q-A

                             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE
                                            SECURITIES EXCHANGE ACT OF 1934

                                          For Quarter Ended December 31,
          1994

                                              Commission File No. 1-4582


                                                RALSTON PURINA COMPANY
                       ----------------------------------------------------
          ---------------
                    (Exact name of registrant as specified in its charter)

                            MISSOURI                             43-0470580
                      -----------------------------------------------------
          -------

                      (State of Incorporation) (I.R.S. Employer
          Identification
                      No.)

                        CHECKERBOARD SQUARE, ST. LOUIS MISSOURI
          63164
                      -----------------------------------------------------
          -------------------------------
                      Address of principal executive offices)        (Zip
          Code)

                                                    (314) 982-1000
                      -----------------------------------------------------
          -----
                      (Registrant's telephone number, including area code)


          Registrant (1) has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                                       YES
          X   NO
                                                                          -
          --         ---

          Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on February 9, 1995 - 104,098,991.


          Number of shares of Ralston-Continental Baking Group common stock, $.10 par value, outstanding as of the close of business on February 9, 1995 - 20,588,204.



                                              SHARES
          SHARES
                                              VOTING        VOTES
          VOTING
                                 VOTES FOR    FOR           AGAINST
          AGAINST



                    Ratification 96,342,873  111,664,329    724,195
          826,112
                    of Price
                    Waterhouse

                                    VOTES                     SHARES
                                    ABSTAINED                 ABSTAINED


                                    435,151                   503,766




                    III.           6.  Exhibits and Reports on Form 8-K
                                        -----------------------------------
          ----------

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


                                               SIGNATURES

                    Pursuant to the requirements of the Securities Exchange
          Act of
                    1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       RALSTON PURINA
          COMPANY
                                            -------------------------------
          -----------
                                                       Registrant

                                                  By    ANITA M. WRAY
                                                       --------------------
          ----------------------
                                                        Anita M. Wray
                                                        Vice President and
          Controller


                    Date:  February 15, 1995


                               PAGE 1

                                                                EXHIBIT
          INDEX

          EXHIBITS
          -------------


          27                                     FINANCIAL STATEMENT
          SCHEDULE