Form 10-Q/A
period 1994-12-31
RALSTON PURINA CO
filed 1995-05-01
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10Q-A-4

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


                                           SHARES          VOTES           SHARES
                            VOTES          VOTING          WITHHELD        WITHHELD
                            FOR             FOR

          David R. Banks     96,331,570    111,320,469     1,313,788       1,834,871

          M. Darrell Ingram  96,532,841    111,531,203     1,112,517       1,624,137

          John F. McDonnell  96,514,600    111,515,302     1,130,758       1,640,038

                                                                  SHARES
                                         SHARES      VOTES        VOTING
                            VOTES        VOTING      AGAINST      AGAINST
                            FOR          FOR

          Ratification 96,343,273  111,665,730       722,975      824,892
          of Price
          Waterhouse

                                            VOTES               SHARES
                                           ABSTAINED            ABSTAINED

                                           579,110              664,718




           III.           6.  Exhibits and Reports on Form 8-K
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

                             RALSTON PURINA COMPANY
                              ------------------------------------------
                             Registrant

                             By J. R. ELSESSER
                            ------------------------------------------
                            J. R. Elsesser
                            Vice President and Chief Financial Officer


          Date:  May 1, 1995