Form 10-Q
period 1995-03-31
RALSTON PURINA CO
filed 1995-05-12
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10Q

                       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

                              For Quarter Ended March 31, 1995

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
          -

          Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on May 5, 1995 - 104,184,157.

          Number of shares of Ralston-Continental Baking Group common stock, $.10 par value, outstanding as of the close of business on May 5, 1995 - 20,590,158.

          PART I - FINANCIAL INFORMATION
               A.  RPG Group
                                         RALSTON PURINA GROUP
                                    COMBINED STATEMENT OF EARNINGS
                             (Dollars in millions except per share data)

                                    Three Months Ended     Six Months Ended
                                          March 31,          March 31,
                                       1995       1994      1995      1994

Net Sales                            $ 1,281.7  $1,507.4   $2,795.2  $3,231.7
                                    ---------- ---------  --------- ---------
Costs and Expenses
  Cost of products sold                  754.1     862.9    1,617.6   1,807.0
  Selling, general and
    administrative                       242.5     270.3      473.8     523.1
  Advertising and promotion              129.3     188.3      291.9     434.7
  Interest                                38.0      50.3       78.5     100.0
  Provision for restructuring             12.1                 35.0
  Other (income)/expense, net              2.8       7.1        2.5      14.0
                                      ---------- ---------  --------- ---------
                                        1,178.8   1,378.9   2,499.3   2,878.8
                                      ---------- ---------  --------- ---------
Loss Related to Retained
  Interest in the CBG Group               (2.4)     (2.5)      (7.1)     (2.6)
                                      ---------- ---------  -------- ---------
Earnings Before Income Taxes and
 Extraordinary Item                     100.5     126.0       288.8     350.3
Income Taxes                             46.6      52.7       128.5     143.6
                                     ---------- ---------  --------- ---------
Earnings Before Extraordinary Item        53.9      73.3      160.3     206.7
Extraordinary Item - Loss on Early
  Retirement of Debt                                (7.9)                (7.9)
                                     ---------- ---------  --------- ---------
Net Earnings                              53.9      65.4      160.3     198.8
Preferred Stock Dividend,
  Net of Taxes                             4.3       4.9        8.7       9.6
                                     ---------- ---------  ----- -- ---------
Earnings After Preferred Stock
  Dividend                           $    49.6  $   60.5   $  151.6  $  189.2
                                      ========== ========= ========= =========
Earnings per RPG Stock Common Share
 Primary
  Earnings before extraordinary item $    0.50  $   0.68   $  1.52  $   1.96
  Extraordinary item                               (0.08)              (0.08)
                                      ---------- ---------  --------- ---------
  Net Earnings                       $    0.50  $   0.60   $  1.52  $   1.88
                                      ========== =========  ========= =========
Fully Diluted
 Earnings before extraordinary item $    0.48  $   0.65   $   1.43  $   1.84
 Extraordinary item                               (0.07)               (0.07)
                                      ---------- ---------  -------- ---------
Net Earnings                       $    0.48  $   0.58   $    1.43  $   1.77
                                      ========== ========= ========= =========

Cash Dividends Declared per
   Common Share                      $    0.60  $   0.60   $  0.60  $   0.60

See Accompanying Notes to Condensed Financial Statements.

                                   RALSTON PURINA GROUP
                                  COMBINED BALANCE SHEET
                                        (Condensed)
                                   (Dollars in millions)

                                                   March 31,        Sept. 30,
                                                     1995             1994
                                Assets
Current Assets
  Cash and cash equivalents                       $    79.1       $   112.4
  Receivables, less allowance for doubtful
   accounts of $28.0 and $25.8, respectively          704.1            730.6
  Inventories -
   Raw materials and supplies                         174.4            170.7
   Work in process                                     98.5            101.5
   Finished products                                  418.9            405.0
  Other current assets                                156.3            142.2
                                                   ----------      ----------
    Total Current Assets                            1,631.3         1,662.4
                                                   ----------      ----------
Retained Interest in the CBG Group                      5.4            12.5
                                                   ----------      ----------
Investments and Other Assets                          806.8           815.7
                                                   ----------      ----------
Property at Cost                                    2,526.9         2,456.3
  Accumulated depreciation                          1,212.2         1,155.9
                                                   ----------      ----------
                                                    1,314.7         1,300.4
                                                   ----------      ----------
       Total                                      $ 3,758.2        $ 3,791.0
                                                   ==========      ==========
        Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt            $   180.6        $   223.2
  Notes payable                                       439.4            454.3
  Accounts payable                                    330.0            368.3
  Other current liabilities                           509.8            474.2
                                                    ----------     ----------
    Total Current Liabilities                       1,459.8          1,520.0
                                                    ----------     ----------
Long-Term Debt                                      1,168.8          1,251.6
                                                    ----------     ----------
Deferred Income Taxes                                  61.3             63.6
                                                    ----------     ----------
Other Liabilities                                     401.1            383.6
                                                    ----------     ----------
Redeemable Preferred Stock                            421.7            427.4
                                                    ----------     ----------
Unearned ESOP Compensation                           (177.4)          (195.3)
                                                    ----------     ----------
RPG Group Equity                                       422.9           340.1
                                                    ----------     ----------
      Total                                        $ 3,758.2       $ 3,791.0
                                                    ==========     ==========

See Accompanying Notes to Condensed Financial Statements.

                                     RALSTON PURINA GROUP
                               COMBINED STATEMENT OF CASH FLOWS
                                         (Condensed)
                                    (Dollars in millions)

                                                          Six Months Ended
                                                                March 31,
                                                          1995        1994

Cash Flow from Operations
  Net earnings                                         $   160.3   $  198.8
  Extraordinary item                                                    7.9
  Retained interest in CBG Group's earnings                  7.1        2.6
  Non-cash items included in income                        106.4      130.1
  Changes in assets and liabilities used
    in operations                                           (1.7)     (96.4)
    Other, net                                               3.1        4.2
                                                        ----------  ----------
    Net cash flow from operations                          275.2      247.2
                                                        ----------  ----------
Cash Flow from Investing Activities
  Acquisition of businesses                                            (39.2)
  Property additions, net                                  (93.4)     (104.4)
  Other, net                                                (7.7)        4.9
                                                         ----------  ----------
  Net cash provided (used) by investing activities        (101.1)     (138.7)
                                                         ----------  ----------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off                          370.0
  Net proceeds from (payments on) centrally
   managed debt                                            (29.9)     (193.6)
  Net proceeds from (payments on) specifically
   attributed long-term debt, including
   current maturities                                        2.7       (11.4)
   Net increase (decrease) in specifically attributed
    notes payable                                          (95.3)       46.6
   Treasury stock purchases                                            (69.4)
   Dividends paid                                          (74.3)      (76.1)
   Other, net                                               (5.8)        2.7
                                                        ----------  ----------
   Net cash provided (used) by financing activities       (202.6)       68.8
                                                        ----------  ----------
Effect of Exchange Rate Changes on Cash                     (4.8)      (14.2)
                                                       ----------  ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                         (33.3)       163.1
Cash and Cash Equivalents, Beginning of Period             112.4         57.4
                                                        ----------  ----------
Cash and Cash Equivalents, End of Period            $       79.1    $   220.5
                                                       ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                                   RALSTON PURINA GROUP
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      MARCH 31, 1995
                        (Dollars in millions except per share data)


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

          Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston
          Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the CBG Group, and the RPG Group retains the remaining 45% interest.

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

          Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,086,000 shares of RPG Stock held by Ralston's Grantor Trust at March 31, 1995. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards. The shares used in earnings per share computations were as follows:

                                          (in millions)
                      Three Months  Three Months   Six Months   Six Months
                      Mar 31, 1995  Mar 31, 1994  Mar 31, 1995  Mar 31,1994
                      ------------  ------------  ------------  ------------

          Primary:
            RPG Stock        100.0        100.2         100.0         100.9

          Fully Diluted:
            RPG Stock        110.6        110.1         110.5         110.7


          Note 4 - There were RPG Stock common shares outstanding of 100,055,000 at March 31, 1995 and 100,031,000 at September 30,
          1994,
          exclusive of 1) 10,547,000 and 10,620,000 RPG Stock treasury shares, respectively, and 2) 4,086,000 and 4,033,000 Grantor Trust shares, respectively.

          Note 5 - Other (income)/expense, net for six months consists of the following:

                                       March 31,       March 31,
                                         1995            1994
                                       ---------       ---------
               Net translation
                and exchange loss          $8.5         $14.5
               Investment income           (3.8)         (6.1)
               Miscellaneous               (2.2)          5.6
                                           ----         -----
                                           $2.5         $14.0
                                           ====         =====

          Note 6 - Investments and Other Assets consist of the following:

                                       March 31,    September 30,
                                         1995            1994
                                      ---------     -------------

               Goodwill                  $329.6        $325.6
               Intangible Assets          174.8         191.6
               Other Assets               302.4         298.5
                                         ------        ------
                                         $806.8        $815.7
                                         ======        ======

          Note 7 - During the quarter and six months ended March 31, 1995, the RPG
          Group recorded charges of $11.7, after taxes, and $28.0, after taxes, respectively, or $.12 and $.11 per primary and fully diluted share for the quarter and $.28 and $.25 per share for the six months, in connection with its restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

          On a pre-tax basis, charges for restructuring for the six months consist of termination benefits of $23.7, other cash exit costs of $3.3 and non-cash charges of $8.0, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

          During the six months, two plants were closed and 567 employees were severed in connection with the restructuring plan. Cash exit costs
          PAGE 7

          incurred in the quarter and six months related to the restructuring plan announced in November 1994 were $17.4 and $30.6, respectively.

          Additional charges associated with the restructuring announced in November 1994 are expected, including $10 to $15, pre-tax, during 1995 and
          $25 to $40, pre-tax, in later years. The Company continues to review worldwide battery production capacity.

          Note 8 - An extraordinary loss in fiscal 1994 was recognized in conjunction with the retirement of $89.4 of centrally managed debt attributed to the RPG Group that had an effective interest rate of 10.7%.

          Note 9 - Subsequent to quarter end, the Company purchased the assets of
          Golden Cat Corporation, the leading manufacturer and marketer of branded cat box filler in the United States and Canada, and the assets of a Mexican pet food company for $340 and $18, respectively.

          Note 10 - Under the terms of Ralston's Restated Articles of Incorporation, on April 12, 1995, the Company announced it would exchange each outstanding share of CBG Stock for .0886 shares of RPG Stock as of
          May 15, 1995. The exchange ratio represents a 15% premium to the relative trading values of the CBG Stock and RPG Stock for the period March 31 through April 6, 1995, as provided in Ralston's Articles.

          On April 12, 1995, Ralston and Interstate Bakeries Corporation jointly announced the signing of a definitive sales aggreement for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $220 in cash and 16,923,077 shares of common stock of Interstate. The parties also agreed to the terms of a Shareholder

          Agreement which provides that by no later than five years following closing, Ralston's holdings of Interstate common stock will be less than
          15% of the outstanding shares. In addition, the Shareholder Agreement provides that Ralston will be entitled to nominate two directors to
          Interstate's Board of Directors. The closing of the sale is subject to approval by the shareholders of Interstate and various regulatory clearances.

          Note 11 - On April 18, 1995, the Company announced that it has terminated negotiations to sell its international agribusiness to PM Holdings
          Corporation.

          Note 12 - On March 31, 1994, the Company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the Distribution). The combined earnings and cash flows of the RPG Group reflect the operations of those businesses through March 31, 1994.

          The following pro forma statements of earnings reflect the results of operations for the three and six months ended March 31, 1994 as if the
          Distribution had occurred as of the beginning of the six month period.
          Such statements have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of October 1, 1992. These pro forma financial statements may not necessarily reflect the combined results of operations that would have existed had the Distribution occurred as of that date.

          PAGE 8
                                          RALSTON PURINA GROUP
                                Pro Forma Combined Statement of Earnings
                               (Dollars in millions except per share data)


                                          Three Months Ended  Six Months Ended
                                              March 31,          March 31,
                                                1994               1994
                                           ---------------     --------------
Net Sales (a)                                   $1,248.1         $2,708.6
                                           ---------------     --------------
Costs and Expenses
    Cost of products sold (a)                      729.4          1,540.1
    Selling, general and
      administrative (a)                           232.8            451.5
      Advertising and promotion (a)                139.7            317.9
      Interest expense (b)                          46.6             92.6
      Other (income)/expense, net (a)                7.0             13.8
                                           ---------------     --------------
                                                 1,155.5          2,415.9
                                           ---------------     --------------
Loss Related to Retained
    Interest in the CBG Group                       (2.5)            (2.6)
                                            ---------------     -------------
Earnings Before Income Taxes and
  Extraordinary Item                                90.1            290.1

Income Taxes (c)                                    39.2            120.9
                                            ---------------     --------------
Earnings Before Extraordinary Item                 $50.9           $169.2
                                            ===============     ==============
Earnings per Share:
  Primary
    Earnings before extraordinary item (a)         $0.46            $1.59
                                             ===============    ==============
  Fully Diluted
    Earnings before extraordinary item (a)         $0.45            $1.50
                                             ===============    ==============

[FN]

(a) Excludes results of operations of Ralcorp.
(b) Reflects reduction of interest expense at an average rate of 3.9% in 1994 due to debt repayment of $370 by Ralston from the proceeds of debt issued in connection with the spin-off.
(c) Reflects the applicable federal and state statutory tax rates for the pro forma adjustments.

                                RALSTON PURINA GROUP
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL INFORMATION
                -----------------------------------------------------


          Operating Results

          Net earnings for the six months ended March 31, 1995 were $160.3 million, compared to $198.8 million for the same period in the prior year. During the six months ended March 31, 1995, the Company recorded provisions for battery products restructuring of $28.0 million, after taxes, and a loss of $7.1 million, after taxes, related to the retained interest in the CBG Group. Net earnings for the six months ended March 31, 1994 included $37.5 million of net earnings related to the spun-off operations of Ralcorp, a loss of $2.6 million, after taxes, related to the CBG Group retained interest and an extraordinary loss on the early retirement of debt of $7.9 million, after taxes. Exclusive of these items, earnings for the six months increased by $23.6 million on lower interest expense, higher operating profit, higher returns on other investments and lower foreign currency losses.

          Earnings per share for the six months ended March 31, 1995, exclusive of the aforementioned items, were $1.87 and $1.75 on a primary and fully-diluted basis, respectively, compared to $1.62 and $1.53 in the prior year.

          For the quarter ended March 31, 1995, net earnings were $53.9 million compared to $65.4 million for the same quarter in 1994. Exclusive of previously mentioned items, earnings in the current quarter were $68.0 million compared to $53.4 million in the second quarter of fiscal 1994. Primary and fully-diluted earnings per share on this basis were $.64 and $.61, respectively, in the current quarter compared to $.49 and $.47 in the prior year.

          Business Segments

          Sales for the Pet and Human Foods segment for the quarter and six months, exclusive of results of spun-off businesses, declined slightly as lower domestic prices reflecting expansion of simplified promotion and pricing practices were partially offset by higher volume, primarily in the first quarter, and a favorable domestic product mix.

          Operating profit for the six months, exclusive of spun-off businesses, increased on favorable product mix and higher volume, primarily in the first quarter, and favorable ingredient costs, partially offset by spending for cost reduction programs. In the quarter, operating profit declined slightly as such higher spending was partially offset by lower ingredient costs. Lower prices were offset by reductions in advertising and promotion expense associated with the new promotional practices in both the quarter and six months.

          Sales of the Battery Products segment increased in the six months over the same period of the prior year primarily on higher volume in the Asia Pacific region and favorable foreign currency exchange in Europe and the Asia Pacific region, partially offset
          by unfavorable pricing in Europe.   For the second quarter,

          improved domestic Energizer volume partially offset the prior quarter's domestic volume declines. Ultimate consumer purchases and market share continued to improve, as measured by A.C. Nielson.

          Operating profit, excluding restructuring charges, for the quarter increased on improved domestic and Asia Pacific results partially offset by declines in Europe. For the six months, results were down as first quarter domestic and European declines were partially offset by second quarter increases.

          During the quarter and six months ended March 31, 1995, the RPG Group recorded charges of $11.7 million, after taxes, and $28.0 million, after taxes, respectively, or $.12 and $.11 per primary and fully-diluted share for the quarter and $.28 and $.25 per share for the six months, in connection with the restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

          On a pre-tax basis, charges for restructuring for the six months consist of termination benefits of $23.7 million, other cash exit costs of $3.3 million and non-cash charges of $8.0 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

          During the six months, two plants were closed and 567 employees were severed in connection with the restructuring plan. Activity related to the restructuring plan during the six month period was as follows:

                                                     (millions)
                                                      ----------
          Reserve balance at September 30, 1994          $ 36.5
          Provision recorded in the six months             35.0
          Cash exit costs incurred during the six months (30.6) Portion of current period provision
            classified as property writedowns             (8.0)
          Increase due to translation                       .7
                                                         ------
          Reserve balance at March 31, 1995             $ 33.6
                                                         ======

          Additional charges associated with the restructuring announced in November 1994 are expected including $10 to $15 million, pre-tax, during 1995 and $25 to $40 million, pre-tax, in later years. The Company continues to review worldwide battery production capacity.

          Sales and operating profit of the soy protein products business increased on strong volume in food protein products, increased productivity and favorable foreign currency exchange rates.

          Sales and operating profit for international agricultural products increased on higher volume in most world areas and favorable foreign currency exchange rates.

          Results of Operations

          Cost of products sold as a percentage of sales (exclusive of spun-off businesses) for the six months and quarter, respectively, increased from 56.9% and 58.4% in the 1994 periods to 57.9% and 58.8% in the current periods. Increases were primarily from sales increases in segments with relatively higher cost percentages and higher Pet and Human Foods segment percentages associated with price reductions under simplified promotion practices, partially offset by improvements in all other segments.

          Selling, general and administrative expenses (exclusive of spun-off businesses) were 17.0% and 16.7% of sales for 1995 and 1994 six month periods, respectively. Advertising and promotion expense (exclusive of spun-off businesses) for those periods was 10.4% and 11.7% of sales, respectively, on significantly lower domestic pet food promotion expense associated with simplified promotion practices. Other expense, net, (exclusive of spun-off businesses) decreased by $11.3 million for the six months primarily on higher returns on other investments in the current quarter and lower foreign exchange losses in the first quarter.

          Income taxes include federal, state and foreign taxes and were 44.5% of earnings before income taxes for the six months ended March 31, 1995, compared to 41.0% in the prior year. The income tax percentage is influenced by the inclusion of the RPG Group's loss related to its retained interest in the CBG Group, on an after-tax basis, in the computation of pre-tax earnings and restructuring provisions which did not result in tax benefits due to foreign tax loss situations. Excluding such impacts, the tax percentage for the RPG Group was 41.0% in the current period.

          Financial Condition

          The RPG Group's primary source of liquidity is cash flow generated from operations. For the six months ended March 31, 1995, cash flow from operations was $275.2 million compared to $247.2 million in the six months ended March 31, 1994. The increase in cash flow is primarily due to changes in working capital, partially offset by the absence of cash flow from Ralcorp operations which was included in 1994. Working capital was $171.5 million at March 31, 1995 compared to $142.4 million at September 30, 1994. Cash and cash equivalents at March 31, 1995 were $79.1 million compared to $112.4 million at September 30, 1994.

          As of May 1, 1995, approximately 1,883,920 shares of RPG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock.

          Subsequent to quarter end, the Company purchased the assets of Golden Cat Corporation, the leading manufacturer and marketer of branded cat box filler in the United States and Canada, and the assets of a Mexican pet food company for $340 million and $18 million, respectively.

          On April 12, 1995, the Company announced it would exchange each outstanding share of CBG Stock for .0886 shares of RPG Stock as of May 15, 1995. The Company signed a definitive sales agreement on April 12, 1995 for Interstate Bakeries Corporation to acquire Continental Baking Company for a total purchase price of $220 million in cash and 16,923,077 shares of common stock of Interstate. The closing of the sale is subject to approval by the shareholders of Interstate and various regulatory clearances.

          On April 18, 1995, the Company announced that it has terminated negotiations to sell its international agribusiness to PM Holdings Corporation.

          PART I - FINANCIAL INFORMATION
               B. CBG Group

                                      CONTINENTAL BAKING GROUP
                                   COMBINED STATEMENT OF EARNINGS
                             (Dollars in millions except per share data)


                                      13 Weeks Ended       26 Weeks Ended
                                  Mar. 25,  Mar. 26,     Mar. 25, Mar. 26,
                                    1995      1994         1995      1994
                                    ----      ----          ----     ----
Net Sales                        $  470.6  $  491.4      $  949.3  $  967.4
                                 --------- ---------       ------- ---------
Costs and Expenses
 Cost of products sold              241.1     243.5          488.3     474.0
 Selling, general and
   administrative                   218.1     224.5          441.8     440.2
 Advertising and promotion           11.1      20.7           27.3      42.9
 Interest                             8.8       7.2           17.2      13.8
 Other (income)/expense, net         (0.3)      0.3           (0.4)      1.0
                                  --------- ---------       -------- ---------
                                    478.8     496.2          974.2     971.9
                                  --------- ---------       --------- ---------
Loss Before Income Taxes and
  Extraordinary Item                 (8.2)     (4.8)          (24.9)     (4.5)
Income Taxes                         (3.3)     (1.4)          (10.0)     (1.3)
                                  --------- ---------      --------- ---------
Loss Before Extraordinary Item       (4.9)     (3.4)          (14.9)     (3.2)
Extraordinary Item - Loss on
  Early Retirement of Debt                     (1.6)                     (1.6)
                                  --------- ---------      --------- ---------
Net Loss                             (4.9)     (5.0)          (14.9)     (4.8)
Preferred Stock Dividend, Net
  of Taxes                            0.5       0.4             0.9       0.9
                                  --------- ---------      --------- ---------
Loss After Preferred Stock
  Dividend                           (5.4)     (5.4)          (15.8)     (5.7)

Loss Applicable to the RPG Group's
  Retained Interest in the
  CBG Group                          (2.4)     (2.5)           (7.1)     (2.6)
                                   --------- ---------     --------- ---------
Loss After RPG Group's
 Retained Interest               $   (3.0) $   (2.9)      $     (8.7) $   (3.1)
                                   ========= =========      ========= =========
Loss per CBG Stock Common Share
 Primary
   Loss before extraordinary item     $  (0.15) $  (0.10)  $  (0.42) $  (0.11)
   Extraordinary item                              (0.04)               (0.04)
                                      --------- ---------  --------- ---------
   Net Loss                           $  (0.15) $  (0.14)  $  (0.42) $  (0.15)
                                      ========= ========= ========= =========
   Fully Diluted
    Loss before extraordinary item     $  (0.15) $  (0.10)  $ (0.42) $  (0.11)
    Extraordinary item                              (0.04)              (0.04)
                                        --------- ---------  --------- ---------
    Net Loss                           $  (0.15) $  (0.14)  $ (0.42) $  (0.15)
                                        ========= ========= ========= =========

See Accompanying Notes to Condensed Financial Statements.

                                   CONTINENTAL BAKING GROUP
                                    COMBINED BALANCE SHEET
                                          (Condensed)
                                     (Dollars in millions)

                                                  March 25,            Sept. 24,
                                                    1995                 1994
                                                     ----                 ----
                               Assets
Current Assets
  Cash and cash equivalents                      $     1.0           $   13.6
  Receivables, less allowance for doubtful
   accounts of $3.6 and $3.4, respectively           100.8               98.5
  Inventories -
   Raw materials and supplies                         49.1               45.3
   Finished products                                   8.0                7.4
  Other current assets                                31.1               32.0
                                                  ----------        ----------
       Total Current Assets                          190.0              196.8
                                                  ----------        ----------
Investments and Other Assets                          64.7               62.9
                                                  ----------        ----------
Property at Cost                                   1,101.4            1,071.5
  Accumulated depreciation                           508.6              474.5
                                                  ----------        ----------
                                                     592.8              597.0
                                                   ----------        ---------
      Total                                      $   847.5       $      856.7
                                                   ==========        ==========
        Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt              $    45.0   $        64.9
  Notes payable                                          28.7
  Accounts payable                                       66.5            86.2
  Other current liabilities                             106.0           126.4
                                                    ----------       ---------
    Total Current Liabilities                           246.2           277.5
                                                    ----------       ---------
Long-Term Debt                                          366.2           343.0
                                                    ----------       ---------
Deferred Income Taxes                                     5.7             8.9
                                                    ----------       ---------
Other Liabilities                                       232.1           221.9
                                                    ----------       ---------
Redeemable Preferred Stock                               41.7            42.3
                                                    -----------      ---------
Unearned ESOP Compensation                              (56.6)          (64.9)
                                                     ----------       ---------
CBG Group Equity                                         12.2            28.0
                                                     ----------      ---------
      Total                                         $   847.5   $       856.7
                                                     ==========     ==========
See Accompanying Notes to Condensed Financial Statements.

                               CONTINENTAL BAKING GROUP
                           COMBINED STATEMENT OF CASH FLOWS
                                    (Condensed)
                               (Dollars in millions)

                                                         26 Weeks Ended
                                                       Mar. 25,       Mar. 26,
                                                         1995           1994
                                                         ----           ----
Cash Flow from Operations
  Net loss                                         $    (14.9)     $    (4.8)
  Extraordinary item                                                     1.6
  Non-cash items included in income                      38.3           38.8
  Changes in assets and liabilities
    used in operations                                  (46.8)          (6.4)
    Other, net                                            8.4           (0.1)
                                                      ----------      ----------
     Net cash flow from operations                      (15.0)          29.1
                                                      ----------      ----------
Cash Flow from Investing Activities
  Property additions, net                               (34.5)         (44.3)
  Other, net                                             (1.4)          (2.1)
                                                      ----------     ----------
   Net cash provided (used) by investing activities     (35.9)         (46.4)
                                                      ----------     ----------
Cash Flow from Financing Activities
  Net proceeds from (payments on) centrally
    managed debt                                         40.3           69.2
  Treasury stock purchases                                              (2.3)
  Dividends paid                                         (1.4)          (3.1)
  Payment attributed to retained interest                               (3.3)
  Other, net                                             (0.6)          (2.2)
                                                       ----------    ----------
   Net cash provided (used) by financing activities      38.3           58.3
                                                       ----------   ----------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                      (12.6)          41.0
Cash and Cash Equivalents, Beginning of Period           13.6            0.5
                                                       ----------   ----------
Cash and Cash Equivalents, End of Period             $    1.0      $    41.5
                                                       ==========   ==========

See Accompanying Notes to Condensed Financial Statements.

                                 CONTINENTAL BAKING GROUP
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      MARCH 25, 1995
                        (Dollars in millions except per share data)


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

          Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston
          Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the
          CBG Group, and the RPG Group retains the remaining 45% interest.

          Holders of the CBG Stock are common shareholders of the Company. Although the financial statements of the RPG Group and the CBG Group separately report the assets, liabilities and shareholders equity of the Company attributed to each group, this attribution does not affect legal title to such assets or responsibility for such liabilities.
          Financial impacts arising from the RPG Group that affect the consolidated results of operations or financial position of the Company could affect the results of operations or financial position of the CBG Group. Accordingly, the Company's consolidated quarterly financial information should be read in connection with the CBG Group financial information.

          Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period. Fully diluted earnings per share are based on the average number of outstanding shares adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such
PAGE 16

          securities does not result in anti-dilution. The shares used in earnings per share computations were as follows:

                                          (in millions)
                        13 Weeks      13 Weeks      26 Weeks      26 Weeks
                      Mar 25, 1995  Mar 26, 1994  Mar 25, 1995  Mar 26, 1994
                      ------------  ------------  ------------  ------------

          Primary:
            CBG Stock         20.6         20.4          20.6          20.5

          Fully Diluted:
            CBG Stock         24.5 *       26.7 *        24.5 *        26.9 *


          *Due to anti-dilution for the 13 and 26 weeks ended March 25, 1995 and
          March 26, 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.

          Note 4 - There were CBG Stock common shares outstanding of
          20,590,000 at
          March 25, 1995 and 20,588,000 at September 24, 1994, exclusive of 268,000 and 270,000 CBG Stock treasury shares, respectively.

          Note 5 - Other Liabilities consists of the following:

                                      March 25,     September 24,
                                        1995           1994
                                     ----------     ------------
                Self-insurance
                  reserves               $119.7        $114.9
                Other liabilities         112.4         107.0
                                         ------        ------
                                         $232.1        $221.9
                                         ======        ======

          Note 6 - The CBG Group's restructuring plan announced in June 1994 provided for the severance of 435 employees at a cost of $16.0, pre-tax. The plan has been revised to cover only 360 employees, at a pre-tax cost of $14.6.
          An adjustment to the restructuring provision of $1.4, pre-tax, was recorded in the second quarter. As of March 25, 1995, 209 employees have been severed under the plan with $5.7 of spending occurring in the quarter.

          Note 7 - An extraordinary loss for the quarter ending March 26, 1994 was recognized in conjunction with the retirement of $18.0 of centrally managed debt attributed to the CBG Group that had an effective interest rate of

          10.7%.

          Note 8 - Under the terms of Ralston's Restated Articles of Incorporation, on April 12, 1995, the Company announced it would exchange each outstanding share of CBG Stock for .0886 shares of RPG Stock as of May 15, 1995. The exchange ratio represents a 15% premium to the relative trading values of the CBG Stock and RPG Stock for the period March 31 through April 6, 1995, as provided in Ralston's Articles.

          On April 12, 1995, Ralston and Interstate Bakeries Corporation jointly announced the signing of a definitive sales agreement for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $220 in cash and 16,923,077 shares of common stock of Interstate. The parties also agreed to the terms of a Shareholder
          Agreement which provides that by no later than five years following closing, Ralston's holdings of Interstate common stock will be less than
          PAGE 17

          15% of the outstanding shares. In addition, the Shareholder Agreement provides that Ralston will be entitled to nominate two directors to
          Interstate's Board of Directors. The closing of the sale is subject to approval by the shareholders of Interstate and various regulatory clearances.

PAGE 18


                              CONTINENTAL BAKING GROUP
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL INFORMATION
                -----------------------------------------------------

          Operating Results

          The CBG Group incurred a net loss of $14.9 million for the 26 weeks ended March 25, 1995, compared to a net loss of $4.8 million for the 26 weeks ended March 26, 1994. Net loss for the current year includes an adjustment to reduce previously recorded restructuring provisions of $.8 million, after taxes. Net loss for the prior year includes extraordinary losses on the early retirement of debt of $1.6 million, after taxes. Excluding these items, net loss was $15.7 million in the current year compared to $3.2 million in the prior year. Exclusive of the aforementioned items, primary and fully diluted losses per share on this basis were $.45 in the current period compared to $.11 in the prior year.

          For the 13 weeks ended March 25, 1995, net loss was $4.9 million, compared to $5.0 million for the same quarter in the prior year. Exclusive of previously mentioned items, loss in the current quarter was $5.7 million compared to $3.4 million last year.
          Loss per share on this basis was $.17 in the current quarter and $.10 in the prior year.

          Sales and gross profit declined for the 13 and 26 weeks ended March 25, 1995 on an unfavorable product mix in bread, lower thrift store volume, lower sweet baked goods volume in the second quarter and higher promotional sales discounts in the first quarter. Cost of products sold as a percent of sales increased to 51.2% and 51.4% in the current 13 and 26 weeks, respectively, compared to 49.6% and 49.0% in 1994.

          Operating results of the CBG Group declined in the quarter and six months on the previously mentioned items and higher material and labor costs. The CBG Group was unable to offset higher costs with price increases given current competitive conditions. These factors were partially offset by continued favorable results from cost reduction actions. Selling, general and administrative costs increased to 46.5% of sales in the current year 26 week period compared to 45.5% in the prior year on lower sales and increased route distribution costs, partially offset by administrative cost reductions. Advertising and promotion expense was 2.9% of sales compared to 4.4% in the prior year on lower spending.

          The CBG Group's restructuring plan announced in June 1994 provided for the severance of 435 employees at a cost of $16.0 million, pre-tax. The plan has been revised to cover only 360 employees, at a pre-tax cost of $14.6 million. An adjustment to the restructuring provision of $1.4 million, pre-tax, was
          recorded in the second quarter.   Annualized cost savings are
          expected to be approximately $20 million, pre-tax.   As of March
          25, 1995, 209 employees have been severed under the plan with $5.7 million of spending occurring in the quarter.

          Financial Condition

          Cash used by operations in the 26 weeks ended March 25, 1995, was $15.0 million compared to cash provided by operations of $29.1 million for the same period in the prior year. The current period was negatively impacted by significant fluctuations in working capital components. Net cash used for investing activities in the period was $35.9 million. Current liabilities in excess of current assets at March 25, 1995 were $56.2 million compared to $80.7 million at September 24, 1994.

          The Company manages most financial activities of the Group on a centralized, consolidated basis. The liquidity and capital resources of the Company provide financial and operating flexibility to each group. The CBG Group's centrally managed debt increased $40.3 million in the first half of fiscal 1995 to fund operating, investing and other financing activities.

          As of May 1, 1995, approximately 3,757,929 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 4 million shares of CBG Stock.
PAGE 19

          On April 12, 1995, the Company announced it would exchange each outstanding share of CBG Stock for .0886 shares of RPG Stock as of May 15, 1995. The Company signed a definitive sales agreement on April 12, 1995 for Interstate Bakeries Corporation to acquire Continental Baking Company for a total purchase price of $220 million in cash and 16,923,077 shares of common stock of Interstate. The closing of the sale is subject to approval by the shareholders of Interstate and various regulatory clearances.


PAGE 20

          PART I - FINANCIAL INFORMATION
               C. Consolidated

                                RALSTON PURINA COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF EARNINGS
                             (Dollars in millions except per share data)

                                   Three Months Ended     Six Months Ended
                                         March 31,             March 31,
                                    1995       1994       1995       1994

Net Sales                          $ 1,752.1  $1,997.7   $3,743.9  $4,197.0
                                   ---------- ---------  --------  ---------
Costs and Expenses
  Cost of products sold                995.0   1,105.3    2,105.3    2,278.9
  Selling, general and
    administrative                     460.6     494.8      915.6      963.3
  Advertising and promotion            140.4     209.0      319.2      477.6
  Interest                              46.8      57.5       95.7      113.8
  Provision for restructuring           12.1                 35.0
  Other (income)/expense, net            2.5       7.4        2.1       15.0
                                    ---------- ---------  --------- ---------
                                     1,657.4   1,874.0    3,472.9    3,848.6
                                   ---------- ---------  --------- ---------
Earnings Before Income Taxes and
  Extraordinary Item                    94.7     123.7      271.0      348.4
Income Taxes                            43.3      51.3      118.5      142.3
                                    ---------- ---------  --------- ---------
Earnings Before Extraordinary Item      51.4      72.4      152.5      206.1
Extraordinary Item - Loss on
  Early Retirement of Debt                        (9.5)                 (9.5)
                                    ---------- ---------  --------- ---------
Net Earnings                            51.4      62.9      152.5      196.6
Preferred Stock Dividend,
  Net of Taxes                           4.8       5.3        9.6       10.5
                                    ---------- ---------  --------- ---------
Earnings After Preferred Stock
  Dividend                         $    46.6  $   57.6   $  142.9   $  186.1
                                   ========== =========  ========= =========
Cash Dividends Declared per RPG
  Stock Common Share               $    0.60  $   0.60   $   0.60   $   0.60

Earnings (Loss) per Common Share -
  RPG Stock:
    Primary
      Earnings before extraordinary
        item                       $    0.50  $   0.68   $   1.52    $   1.96
      Extraordinary item                         (0.08)                 (0.08)
                                   ---------- ---------  ---------   ---------
      Net earnings                 $    0.50  $   0.60   $   1.52    $   1.88
                                    ========== ========= =========   =========
     Fully Diluted
       Earnings before extraordinary
         item                       $    0.48  $   0.65   $   1.43   $   1.84
       Extraordinary item                         (0.07)                (0.07)
                                    ---------- ---------  --------   ---------
       Net earnings                 $    0.48  $   0.58   $   1.43   $   1.77
                                    ========== ========= =========   =========
PAGE 21

CBG Stock:
  Primary
    Loss before extraordinary
      item                       $   (0.15) $  (0.10)   $  (0.42)   $  (0.11)
    Extraordinary item                         (0.04)                  (0.04)
                                  ---------- ---------   ---------   ---------
    Net loss                     $   (0.15) $  (0.14)  $   (0.42)   $  (0.15)
                                  ========== =========   =========   =========
  Fully Diluted
    Loss before extraordinary
      item                       $   (0.15) $  (0.10)  $   (0.42)   $  (0.11)
    Extraordinary item                         (0.04)                  (0.04)
                                  ---------- ---------    --------- ---------
    Net loss                     $   (0.15) $  (0.14)  $   (0.42)   $  (0.15)
                                  ========== =========   ========= =========

See Accompanying Notes to Condensed Financial Statements.

                          RALSTON PURINA COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                         (Condensed)
                                   (Dollars in millions)
                                                     March 31,      Sept. 30,
                                                       1995           1994
                                Assets
Current Assets
  Cash and cash equivalents                          $    80.1    $   126.0
  Receivables, less allowance for doubtful
   accounts of $31.6 and $29.2, respectively             804.9        829.1
  Inventories -
   Raw materials and supplies                            223.5        216.0
   Work in process                                        98.5        101.5
   Finished products                                     426.9        412.4
   Other current assets                                  187.4        174.2
                                                      ----------   ----------
     Total Current Assets                               1,821.3      1,859.2
                                                      ----------   ----------
Investments and Other Assets                              856.1        865.7
                                                      ----------   ----------
Property at Cost                                        3,628.3      3,527.8
  Accumulated depreciation                              1,720.8      1,630.4
                                                      ----------   ----------
                                                       1,907.5       1,897.4
                                                      ----------   ----------
      Total                                          $ 4,584.9     $ 4,622.3
                                                      ==========   ==========
        Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt               $   225.6     $   288.1
  Notes payable                                          468.1         454.3
  Accounts payable                                       396.5         454.5
  Other current liabilities                              615.8         600.6
                                                       ----------  ----------
    Total Current Liabilities                          1,706.0       1,797.5
                                                       ----------  ----------
Long-Term Debt                                         1,535.0       1,594.6
                                                       ----------  ----------
Deferred Income Taxes                                     67.0          72.5
                                                       ----------  ----------
Other Liabilities                                        617.8         592.6
                                                       ----------  ----------
Redeemable Preferred Stock                               463.4         469.7
                                                        ---------- ----------
Unearned ESOP Compensation                              (234.0)       (260.2)
                                                        ---------- ----------
Shareholders Equity
  Preferred stock
  Common stocks:
     RPG Stock                                            11.5            11.5
     CBG Stock                                             2.1             2.1
  Capital in excess of par value                         134.7           108.7
  Retained earnings                                    1,125.7         1,043.2
  Cumulative translation adjustment                      (69.5)          (58.7)
  Common stock in treasury, at cost:
    RPG Stock                                           (573.2)        (577.4)
    CBG Stock                                             (2.6)          (2.6)

  Unearned portion of restricted stock                    (3.9)          (4.3)
  Value of RPG Stock held in Grantor Trust              (195.1)         (166.9)
                                                       ----------     ----------
    Total Shareholders Equity                            429.7           355.6
                                                       ----------    -----------
      Total                                          $ 4,584.9       $ 4,622.3
                                                       ==========    ==========

See Accompanying Notes to Condensed Financial Statements.

                          RALSTON PURINA COMPANY AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         (Condensed)
                                   (Dollars in millions)


                                                             Six Months Ended
                                                              March 31,
                                                            1995        1994

Cash Flow from Operations
  Net earnings                                            $   152.5   $ 196.6
  Extraordinary item                                                      9.5
  Non-cash items included in income                           144.7     168.9
  Changes in assets and liabilities
    used in operations                                        (48.5)   (102.8)
   Other, net                                                  11.5       4.1
                                                           ----------  ---------
    Net cash flow from operations                             260.2     276.3
                                                          ----------   ---------
Cash Flow from Investing Activities
  Acquisition of businesses                                             (39.2)
  Property additions, net                                    (127.9)   (148.7)
  Other, net                                                   (9.1)     (2.7)
                                                           ---------- ---------
  Net cash provided (used) by investing activities           (137.0)   (190.6)
                                                           ---------- ---------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off                           370.0
  Net cash flow provided (used) by debt                       (82.2)    (89.2)
  Treasury stock purchases                                              (71.7)
  Dividends paid                                              (75.7)    (79.2)
  Other, net                                                   (6.4)      2.7
                                                           ----------  ---------
   Net cash provided (used) by financing activities          (164.3)    132.6
                                                          ----------   ---------
Effect of Exchange Rate Changes on Cash                        (4.8)    (14.2)
                                                          ----------  ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                            (45.9)    204.1
Cash and Cash Equivalents, Beginning of Period                126.0      57.9
                                                          ----------  ---------
Cash and Cash Equivalents, End of Period                  $    80.1   $ 262.0
                                                          ==========  ==========

See Accompanying Notes to Condensed Financial Statements.

                          RALSTON PURINA COMPANY AND SUBSIDIARIES
                          NOTES TO CONDENSED FINANCIAL STATEMENTS
                                      MARCH 31, 1995
                        (Dollars in millions except per share data)


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

          Note 2 - On July 30, 1993, the shareholders of the Company approved a plan to distribute to shareholders shares of a new class of common stock, Ralston-Continental Baking Group Common Stock (CBG Stock), which is intended to reflect separately the performance of the Company's fresh bakery products business (the CBG Group). As part of this plan, existing common stock was redesignated Ralston-Ralston
          Purina Group Common Stock (RPG Stock) and is intended to reflect separately the performance of the Company's other businesses (the RPG Group). The CBG Stock distributed to shareholders, at a ratio of one share for every five shares of existing common stock, represents a 55% interest in the business, assets and liabilities of the
          CBG Group, and the RPG Group retains the remaining 45% interest.

          Note 3 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,086,000 shares of RPG
          Stock held by Ralston's Grantor Trust at March 31, 1995. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. The shares used in earnings per share computations were as follows:


                                           (in millions)
                      Three Months  Three Months   Six Months     Six Months
                      Mar 31, 1995  Mar 31, 1994  Mar 31, 1995   Mar 31, 1994
                      ------------  ------------  ------------   ------------

          Primary:
            RPG Stock        100.0        100.2         100.0         100.9
            CBG Stock         20.6         20.4          20.6          20.5

          Fully Diluted:
            RPG Stock        110.6        110.1         110.5         110.7
            CBG Stock         24.5 *       26.7 *        24.5 *        26.9 *

          *Due to anti-dilution for the quarter and six months ended March 31, 1995 and 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.

          Note 4 - As of March 31, 1995, there were 100,055,000 shares of RPG Stock and 20,590,000 shares of CBG Stock outstanding, and at September 30, 1994, there were 100,031,000 shares of RPG Stock and 20,588,000 shares of CBG
          Stock outstanding. These share figures are exclusive of: 1) shares held in treasury, which were 10,547,000 of RPG Stock and 268,000 of CBG Stock at
          March 31, 1995 and 10,620,000 of RPG Stock and 270,000 of CBG
          Stock at
          September 30, 1994; and 2) Grantor Trust shares which were 4,086,000 of RPG
          Stock at March 31, 1995 and 4,033,000 of RPG Stock at September 30, 1994.

          Note 5 - Other (income)/expense, net for six months consists of the following:

                                       March 31,    March 31,
                                         1995         1994
                                       ---------    ---------
                Net translation
                 and exchange loss         $8.5         $14.5
                Investment income          (3.9)         (6.1)
                Miscellaneous              (2.5)          6.6
                                           -----        -----
                                           $2.1         $15.0
                                           =====        =====

          Note 6 - Investments and Other Assets consist of the following:

                                      March 31,     September 30,
                                        1995             1994
                                      ---------     -------------

               Goodwill                  $369.2        $365.9
               Intangible Assets          177.6         194.5
               Other Assets               309.3         305.3
                                         ------        ------
                                         $856.1        $865.7
                                        =======        ======

          Note 7 - During the quarter and six months ended March 31, 1995, the
          Company recorded charges of $11.7, after taxes, and $28.0, after taxes, respectively, or $.12 and $.11 per primary and fully diluted share for the quarter and $.28 and $.25 per share for the six months, in connection with its restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

          On a pre-tax basis, charges for restructuring for the six months consist of termination benefits of $23.7, other cash exit costs of $3.3 and non-cash charges of $8.0, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

          During the six months, two plants were closed and 567 employees were severed in connection with the restructuring plan. Cash exit costs incurred in the quarter and six months related to the restructuring plan announced in November 1994 were $17.4 and $30.6, respectively.

          Additional charges associated with the restructuring announced in November
          1994 are expected, including $10 to $15, pre-tax, during 1995 and $25 to
          $40, pre-tax, in later years. The Company continues to review worldwide battery production capacity.

          The Company's bakery products restructuring plan announced in June 1994 provided for the severance of 435 employees at a cost of $16.0, pre-tax.
          The plan has been revised to cover only 360 employees, at a pre-tax cost of

          $14.6. An adjustment to the restructuring provision of $1.4, pre-tax, was recorded in the second quarter. As of March 25, 1995, 209 employees have been severed under the plan with $5.7 of spending occurring in the quarter.

          Note 8 - An extraordinary loss in fiscal 1994 was recognized in conjunction with the retirement of $107.4 of debt that had an effective interest rate of 10.7%.

          Note 9 - Subsequent to quarter end, the Company purchased the assets of
          Golden Cat Corporation, the leading manufacturer and marketer of branded cat box filler in the United States and Canada, and the assets of a Mexican pet food company for $340 and $18, respectively.

          Note 10 - Under the terms of Ralston's Restated Articles of Incorporation, on April 12, 1995, the Company announced it would exchange each outstanding share of CBG Stock for .0886 shares of RPG Stock as of May
          15, 1995. The exchange ratio represents a 15% premium to the relative trading values of the CBG Stock and RPG Stock for the period March 31 through April 6, 1995, as provided in Ralston's Articles.

          On April 12, 1995, Ralston and Interstate Bakeries Corporation jointly announced the signing of a definitive sales agreement for Interstate to acquire Ralston's wholly-owned subsidiary, Continental Baking Company, for a total purchase price of $220 in cash and 16,923,077 shares of common stock of Interstate. The parties also agreed to the terms of a Shareholder
          Agreement which provides that by no later than five years following closing, Ralston's holdings of Interstate common stock will be less than
          15% of the outstanding shares. In addition, the Shareholder Agreement provides that Ralston will be entitled to nominate two directors to
          Interstate's Board of Directors. The closing of the sale is subject to approval by the shareholders of Interstate and various regulatory clearances.

          Note 11 - On April 18, 1995, the Company announced that it has terminated negotiations to sell its international agribusiness to PM Holdings
          Corporation.

          Note 12 - On January 20, 1995, the Company and its wholly-owned subsidiary, Continental Baking Company ("CBC"), were served with two substantively identical complaints filed in the Missouri Circuit Court of St. Louis, Missouri, and styled Attanasio, et al. v. Ralston Purina Co., et al., No. 954-00010, and Haenel, et al.
          v.
          Ralston Purina Co., et al., No. 954-00009. Both actions purport to be brought by and on behalf of all shareholders (other than the defendants) of
          CBC, and are filed against the Company, CBC, and all the directors of each, and allege that the defendants have engaged in unfair dealing and otherwise breached their duties to CBC shareholders by improperly proposing to sell
          CBC to Interstate Bakeries Corporation ("IBC") for less than adequate consideration. Both actions seek to enjoin the sale to IBC, as well as damages. The Haenel action includes an affiliate of IBC as a defendant.
          A similar suit, styled Goodsene et al. v. Stiritz, et al., No. 952-00416, was filed in the same court against the Company's and CBC's directors (and purportedly against two non-existent entities, "Ralston
          Purina Group" and "Continental Baking Group") on February 15,
          1995.  No
          discovery has occurred in any such action, and the court has not determined that any may proceed as a class action. The Company believes that all actions were intended to be filed on behalf of all shareholders (other than defendants) of the Company's class of common stock, and that CBC and its directors are not proper parties to any action.

          The above complaints contain questionable allegations, and in the opinion of management, the Company has numerous meritorious defenses to each. The amount of alleged liability asserted by these actions cannot be determined with certainty. In the opinion of management, however, the ultimate liability of the Company, if any, arising from these proceedings, other legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of the
          Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

          Note 13 - On March 31, 1994, the company effected a spin-off of its private label and branded cereal, baby food, crackers and cookies, ski resort and coupon redemption businesses (the Distribution). The
          Company's earnings and cash flows reflect the operations of those businesses through March 31, 1994.

          The following pro forma statements of earnings reflect the results of operations for the three and six months ended March 31, 1994 as if the
          Distribution had occurred as of the beginning of the six month period.
          Such statements have been prepared by adjusting the historical statements for the effect of costs, expenses, assets and liabilities and the recapitalization which might have occurred had the Distribution been effected as of October 1, 1992. These pro forma financial statements may not necessarily reflect the consolidated results of operations that would have existed had the Distribution occurred as of that date.

                                       RALSTON PURINA COMPANY
                            Pro Forma Consolidated Statement of Earnings
                                            (in millions)
                                    Three Months Ended   Six Months Ended
                                       March 31,          March 31,
                                          1994               1994
                                     ----------------     ----------------
Net Sales (a)                           $1,739.0            $3,675.1
                                     ----------------     ----------------
Costs and Expenses
    Cost of products sold (a)               972.4             2,013.2
    Selling, general and
      administrative (a)                    457.3               891.7
    Advertising and promotion (a)           160.4               360.8
    Interest expense (b)                     53.8               106.4
    Other (income)/expense, net (a)           7.3                14.8
                                     ----------------     ----------------
                                          1,651.2             3,386.9
                                     ----------------     ----------------
Earnings Before Income Taxes
  and Extraordinary Loss                     87.8               288.2

Income Taxes (c)                             37.8               119.6
                                      ----------------     ----------------
Earnings Before Extraordinary Loss          $50.0              $168.6
                                      ================     ================

[FN]

(a)  Excludes results of operations of Ralcorp.
(b) Reflects reduction of interest expense at an average rate of 3.9% in 1994 due to debt repayment of $370 by Ralston from the proceeds of debt issued in connection with the spin-off.
(c) Reflects the applicable federal and state statutory tax rates for the pro forma adjustments.


PAGE 29

                               RALSTON PURINA COMPANY
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL INFORMATION
                -----------------------------------------------------


          Operating Results

          Net earnings for the six months ended March 31, 1995 were $152.5 million, compared to $196.6 million for the same period in the prior year. During the six months ended March 31, 1995, the Company recorded provisions for battery products restructuring of $28.0 million, after taxes. Net earnings for the six months ended March 31, 1994 included $37.5 million of net earnings related to the spun-off operations of Ralcorp and an extraordinary loss on the early retirement of debt of $9.5 million, after taxes. Exclusive of these items, earnings for the six months increased by $11.9 million on lower interest expense, higher returns on other investments and lower foreign currency losses, partially offset by lower operating profit in the Bakery Products segment.

          For the quarter ended March 31, 1995, net earnings were $51.4 million compared to $62.9 million for the same quarter in 1994, reflecting factors previously mentioned. Exclusive of previously mentioned charges and results of spun-off Ralcorp operations, earnings in the current quarter were $63.1 million, compared to $50.0 million in the second quarter of fiscal 1994.

          Business Segments

          Sales for the Pet and Human Foods segment for the quarter and six months, exclusive of results of spun-off businesses, declined slightly as lower domestic prices reflecting expansion of simplified promotion and pricing practices were partially offset by higher volume, primarily in the first quarter, and a favorable domestic product mix.

          Operating profit for the six months, exclusive of spun-off businesses, increased on favorable product mix and higher volume, primarily in the first quarter, and favorable ingredient costs, partially offset by spending for cost reduction programs. In the quarter, operating profit declined slightly as such higher spending was partially offset by lower ingredient costs. Lower prices were offset by reductions in advertising and promotion expense associated with the new promotional practices in both the quarter and six months.

          Sales of the Battery Products segment increased in the six months over the same period of the prior year primarily on higher volume in the Asia Pacific region and favorable foreign currency exchange in Europe and the Asia Pacific region, partially offset
          by unfavorable pricing in Europe.   For the second quarter,
          improved domestic Energizer volume partially offset the prior quarter's domestic volume declines. Ultimate consumer purchases and market share continued to improve, as measured by A.C. Nielson.

          Operating profit, excluding restructuring charges, for the quarter increased on improved domestic and Asia Pacific results partially offset by declines in Europe. For the six months,

          results were down as first quarter domestic and European declines were partially offset by second quarter increases.

          During the quarter and six months ended March 31, 1995, the Company recorded charges of $11.7 million, after taxes, and $28.0 million, after taxes, respectively, or $.12 and $.11 per primary and fully-diluted share for the quarter and $.28 and $.25 per share for the six months, in connection with the restructuring of its worldwide carbon zinc battery production capacity and certain administrative functions announced in November 1994.

          On a pre-tax basis, charges for restructuring for the six months consist of termination benefits of $23.7 million, other cash exit costs of $3.3 million and non-cash charges of $8.0 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

          During the six months, two plants were closed and 567 employees were severed in connection with the restructuring plan. Activity related to the restructuring plan during the six month period was as follows:
                                                             (millions)
                                                             ----------
          Reserve balance at September 30, 1994                  $ 36.5
          Provision recorded in the six months                     35.0
          Cash exit costs incurred during the six months          (30.6)
          Portion of current period provision
            classified as property writedowns                      (8.0)
          Increase due to translation                                .7
                                                                  ------
          Reserve balance at March 31, 1995                      $ 33.6
                                                                  ======


          Additional charges associated with the restructuring announced in November 1994 are expected including $10 to $15 million, pre-tax, during 1995 and $25 to $40 million, pre-tax, in later years. The Company continues to review worldwide battery production capacity.

          Sales of the Bakery Products segment decreased for the six months on an unfavorable product mix in bread, lower thrift store volume, lower sweet baked goods volume in the second quarter and higher promotional sales discounts in the first quarter. Operating results declined for the quarter and six months on sales declines combined with higher material and labor costs.
          Due to competitive conditions, price increases could not be taken to offset higher costs. These factors were partially offset by continued favorable results from cost reduction actions.

          Sales and operating profit of the soy protein products business increased on strong volume in food protein products, increased productivity and favorable foreign currency exchange rates.

          Sales and operating profit for international agricultural products increased on higher volume in most world areas and favorable foreign currency exchange rates.

          Results of Operations

          Cost of products sold as a percentage of sales (exclusive of spun-off businesses) for the six months and quarter, respectively, increased from 54.8% and 55.9% in the 1994 periods to 56.2% and 56.8% in the current periods. Increases were from higher cost percentages in the Bakery Products segment, sales increases in segments with relatively higher cost percentages and higher Pet and Human Foods segment percentages associated with price reductions under simplified promotion practices, partially offset by improvements in all other segments.

          Selling, general and administrative expenses (exclusive of spun-off businesses) were 24.5% and 24.3% of sales for 1995 and 1994 six month periods, respectively. Advertising and promotion expense (exclusive of spun-off businesses) for those periods was 8.5% and 9.8% of sales, respectively, on significantly lower domestic pet food promotion expense associated with simplified promotion practices and lower spending in the Bakery Products segment. Other expense, net, (exclusive of spun-off businesses) decreased by $12.7 million for the six months on higher return on other investments in the current quarter and lower foreign currency exchange losses in the first quarter.

          Income taxes include federal, state and foreign taxes and were 43.7% of earnings before income taxes for the six months ended March 31, 1995, compared to 40.8% in the prior year. The income tax percentage is influenced by restructuring provisions which did not result in tax benefits due to foreign tax loss situations. Excluding such impacts, the tax percentage for the Company was 41.0% in the current period.

          Financial Condition

          The Company's primary source of liquidity is cash flow generated from operations. For the six months ended March 31, 1995, cash flow from operations was $260.2 million compared to $276.3 million in the six months ended March 31, 1994. The decrease in cash flow is primarily due to the absence of cash flow from Ralcorp operations which was included in 1994, partially offset by changes in working capital. Working capital was $115.3 million at March 31, 1995 compared to $61.7 million at September 30, 1994. Cash and cash equivalents at March 31, 1995 were $80.1 million compared to $126.0 million at September 30, 1994.

          As of May 1, 1995, approximately 1,883,920 shares of RPG Stock and 3,757,929 shares of CBG Stock remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RPG Stock and up to 4 million shares of CBG Stock.

          Subsequent to quarter end, the Company purchased the assets of Golden Cat Corporation, the leading manufacturer and marketer of branded cat box filler in the United States and Canada, and the assets of a Mexican pet food company for $340 million and $18 million, respectively.

          On April 12, 1995, the Company announced it would exchange each outstanding share of CBG Stock for .0886 shares of RPG Stock as of May 15, 1995. The Company signed a definitive sales agreement on April 12, 1995 for Interstate Bakeries Corporation to acquire Continental Baking Company for a total purchase price of $220 million in cash and 16,923,077 shares of common stock of Interstate. The closing of the sale is subject to approval by the shareholders of Interstate and various regulatory clearances.

          On April 18, 1995, the Company announced that it has terminated negotiations to sell its international agribusiness to PM Holdings Corporation.

          PART II - OTHER INFORMATION
                    -----------------
          There is no information required to be reported under any items except those indicated below.

          Item 1.  Legal Proceedings.
                   -----------------

          On January 20, 1995, the Company and its wholly-owned subsidiary, Continental Baking Company (``CBC''), were served with two substantively identical complaints filed in the Missouri Circuit Court of St. Louis, Missouri, and styled Attanasio, et al. v. Ralston Purina Co., et al., No. 954-00010, and Haenel, et al. v. Ralston Purina Co., et al., No. 954-00009. Both actions purport to be brought by and on behalf of all shareholders (other than the defendants) of CBC, and are filed against the Company, CBC, and all the directors of each, and allege that the defendants have engaged in unfair dealing and otherwise breached their duties to CBC shareholders by improperly proposing to sell CBC to Interstate Bakeries Corporation (``IBC'') for less than adequate consideration. Both actions seek to enjoin the sale to IBC, as well as damages. The Haenel action includes an affiliate of IBC as a defendant. A similar suit, styled Goodsene et al. v. Stritz, et al., No. 952-00416, was filed in the same court against the Company's and CBC's directors (and purportedly against two non-existent entities, ``Ralston Purina Group'' and ``Continental Baking Group'') on February 15, 1995. No discovery has occurred in any such action, and the court has not determined that any may proceed as a class action. The Company believes that all actions were intended to be filed on behalf of all shareholders (other than defendants) of the Company's class of common stock, and that CBC and its directors are not proper parties to any action.

          The above complaints contain questionable allegations, and in the opinion of management, the Company has numerous meritorious defenses to each. The amount of alleged liability asserted by these actions cannot be determined with certainty. In the opinion of management, however, the ultimate legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

Item 2.  Changes in Securities.
         ---------------------
           On April 12, 1995 the Board of Directors of the Company, pursuant to the terms of the Company's Restated Articles of Incorporation, authorized the exchange of each outstanding share of the Company's Ralston-Continental Baking Group Common Stock ("CBG Stock") for .0886 shares of the Company's Ralston-Ralston Purina Group Common Stock ("RPG Stock"), effective as of
 May 15, 1995. Approximately 1,800,000 shares of RPG Stock will be issued in the exchange, although fractional shares will be paid in the form of cash based on the value of the RPG Stock on May 8, 1995. Following the exchange, no shares of CBG Stock will be outstanding, and none will be issued in the future. The RPG Stock will be the sole class of common stock of the Company outstanding thereafter.

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

                   (a) Exhibits filed with this Report:

                       (11)  Statement, re: Computation of Per Share
          Earnings.

                       (27)  Financial Data Schedule

                   (b) Reports on Form 8-K

               The Registrant filed a Report on Form 8-K on April 21, 1995, to file its press release dated April 12, 1995, disclosing that the Board of Directors authorized the exchange of each outstanding share of CBG Stock for .0886 shares of RPG Stock.

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

                                             RALSTON PURINA COMPANY
                                             ----------------------
                                             Registrant

                                        By    JAMES R. ELSESSER
                                             ----------------------
                                              James R. Elsesser
                                               Vice President and Chief
                                               Financial Officer

          Date: May 12, 1995

                  Exhibit Index

                  Exhibits
                  -----

                  EX-11 Computation of Earnings Per Share
                        (provided electronically)

                  EX-27 Financial Data Schedule