Form 10-Q
period 1995-06-30
RALSTON PURINA CO
filed 1995-08-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                    For Quarter Ended June 30, 1995

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

Number of shares of Ralston-Ralston Purina Group common stock, $.10 par value, outstanding as of the close of business on August 10, 1995: 105,912,175.

                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
                        (Dollars in millions except per share data)


                                       Quarter Ended        Nine Months Ended
                                          June 30,              June 30,
                                      1995        1994      1995      1994
                                      ----        ----      ----     -----

Net Sales                           $ 1,859.7   $ 1,724.1  $ 5,603.6 $ 5,921.1
                                    ---------   ---------  ---------   --------
Costs and Expenses
  Cost of products sold               1,049.3       972.8    3,154.6   3,251.7
  Selling, general and administrative   479.3       435.5    1,394.9   1,398.8
  Advertising and promotion             162.4       157.9      481.6     635.5
  Interest expense                       52.8        55.2      148.5     169.0
  Provision for restructuring             6.1        16.0       41.1      16.0
  Other (income)/expense, net            (6.9)        2.9       (4.8)     17.9
                                    ---------   ---------  ---------  --------
                                      1,743.0     1,640.3    5,215.9   5,488.9
                                    ---------   ---------  ---------  --------
Earnings before Income Taxes and
  Extraordinary Item                    116.7        83.8      387.7     432.2
Income Taxes                             48.5        39.0      167.0     181.3
                                    ---------   ---------  ---------   -------
Earnings before Extraordinary Item      68.2         44.8      220.7     250.9
Extraordinary Item-Loss on Early
  Retirement of Debt                                                      (9.5)
                                   ---------    ---------  ---------   --------
Net Earnings                            68.2         44.8      220.7     241.4
Preferred Stock Dividend,
 net of taxes                            4.8          4.9       14.4      15.4
                                   ---------     ---------  ---------   -------
Earnings Available to
  Common Shareholders              $    63.4     $   39.9   $  206.3   $ 226.0
                                   =========     =========  =========   =======


Cash Dividends Declared per RAL
  Stock Common Share               $    0.30     $    0.30  $    0.90  $   0.90
                                    =========     =========  =========  =======


Pro Forma Earnings Per Share (assuming
 one class of common stock)
    Primary
      Earnings before extraordinary
        item                        $   0.62   $    0.39  $    2.02  $   2.30
      Extraordinary item                                                (0.09)

                                    ---------   ---------  ---------  --------
      Net Earnings                 $    0.62   $    0.39  $    2.02   $  2.21
                                    =========   =========  =========   =======
    Fully Diluted
      Earnings before extraordinary
        item                       $    0.59   $    0.38  $    1.92   $  2.18
      Extraordinary item                                                (0.08)
                                   ---------   ---------   ---------   --------
      Net Earnings                 $    0.59   $    0.38 $    1.92   $   2.10
                                   =========   =========  =========   =========


[FN]
                 See Accompanying Notes to Condensed Financial Statements.


                          RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS (continued)
                       (Dollars in millions except per share data)


                                     Quarter Ended           Nine Months Ended
                                        June 30,                  June 30,
                                      1995       1994     1995        1994
                                      ----       ----     ----        ----
  Earnings (Loss) per Common Share
    RAL Stock (based on RPG earnings
     through May 15, 1995 and consolidated
     Ralston earnings thereafter)
      Primary
       Earnings before extraordinary
         item                        $ 0.63   $  0.46    $  2.15   $   2.42
       Extraordinary item                                             (0.08)
                                   ---------   --------- --------   --------
       Net earnings                  $ 0.63   $  0.46    $  2.15   $   2.34
                                   =========   ========= =========   =======

      Fully Diluted
       Earnings before extraordinary
         item                     $    0.60   $    0.45  $  2.03   $  2.29
       Extraordinary item                                            (0.07)
                                  ---------    --------- ---------  -------
       Net earnings               $    0.60   $    0.45 $   2.03   $  2.22
                                  =========   =========  =========  =======

    CBG Stock (through May 15, 1995):
    Primary
      Loss before extraordinary
        item                      $   (0.02)  $  (0.32) $ (0.45)  $ (0.43)
      Extraordinary item                                            (0.04)
                                  ---------    --------- --------- --------
      Net loss                    $   (0.02)  $  (0.32) $ (0.45)  $ (0.47)
                                  =========   =========  ======== ========

    Fully Diluted
      Loss before extraordinary
        item                    $   (0.03)  $   (0.32) $   (0.45)  $  (0.44)
      Extraordinary item                                              (0.04)
                                 ---------   ---------  ---------   --------
      Net loss                  $   (0.03)  $   (0.32) $   (0.45)  $ (0.48)
                                 =========   =========  =========   ========


[FN]

                 See Accompanying Notes to Condensed Financial Statements.


                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Condensed)
                             (Dollars in millions)

                                                 June 30,      Sept. 30,
                                                   1995           1994
            Assets                              ---------      ---------
Current Assets
  Cash and cash equivalents                    $    73.9      $   126.0
  Receivables, less allowance for doubtful
    accounts of $36.0 and $29.2, respectively      840.7          829.1
  Inventories
    Raw materials and supplies                     225.5          216.0
    Work in process                                102.4          101.5
    Finished products                              488.0          412.4
  Other current assets                             186.1          174.2
                                                ---------      ---------
    Total Current Assets                         1,916.6        1,859.2
                                                ---------      ---------

Investments and Other Assets                     1,182.2          865.7
                                                ---------      ---------
Property at Cost                                 3,722.7        3,527.8
  Accumulated depreciation                       1,772.7        1,630.4
                                                ---------      ---------
                                                 1,950.0        1,897.4
                                                ---------      ---------
      Total                                    $ 5,048.8      $ 4,622.3
                                                =========      =========

   Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt         $   319.6      $   288.1
  Notes payable                                    735.3          454.3
  Accounts payable                                 415.0          454.5
  Other current liabilities                        621.7          600.6
                                                ---------      ---------
    Total Current Liabilities                    2,091.6        1,797.5
                                                ---------      ---------
Long-Term Debt                                   1,538.5        1,594.6
                                                ---------      ---------
Deferred Income Taxes                               59.8           72.5
                                                ---------      ---------
Other Liabilities                                  634.8          592.6
                                                ---------      ---------
Redeemable Preferred Stock                         463.4          469.7
                                                ---------      ---------
Unearned ESOP Compensation                        (220.7)        (260.2)
                                                ---------      ---------
Shareholders Equity
  Preferred stock
  Common stocks
    RAL Stock                                       11.5           11.5
    CBG Stock                                                       2.1
  Capital in excess of par value                   143.7          108.7
  Retained earnings                              1,060.5        1,043.2
  Cumulative translation adjustment                (49.4)         (58.7)
  Common stocks in treasury, at cost
    RAL Stock                                     (471.1)        (577.4)
    CBG Stock                                                      (2.6)
  Unearned portion of restricted stock              (4.2)          (4.3)
  Value of RAL Stock held in Grantor Trust        (209.6)        (166.9)
                                                ---------      ---------
    Total Shareholders Equity                      481.4          355.6
                                                ---------      ---------
      Total                                    $ 5,048.8      $ 4,622.3
                                                =========      =========


[FN]
         See Accompanying Notes to Condensed Financial Statements.




                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                              (Dollars in millions)

                                                            Nine Months Ended
                                                                 June 30,
                                                          1995           1994
Cash Flow from Operations                              ---------      ---------
  Net earnings                                        $   220.7      $   241.4
  Extraordinary item                                                       9.5
  Non-cash items included in income                       216.5          225.6
  Changes in assets and liabilities
    used in operations                                    (85.1)        (201.0)
  Other, net                                               14.1           13.3
                                                       ---------      ---------
    Net cash flow from operations                         366.2          288.8
                                                       ---------      ---------

Cash Flow from Investing Activities
  Acquisition of businesses                              (358.0)         (39.2)
  Property additions, net                                (189.9)        (203.7)
  Other, net                                              (17.2)           9.0
                                                       ---------      ---------
    Net cash provided (used) by investing activities     (565.1)        (233.9)
                                                       ---------      ---------
Cash Flow from Financing Activities
  Proceeds from issuance of debt for spin-off                            370.0
  Net cash flow provided (used) by debt                   281.8         (172.0)
  Treasury stock purchases                                               (85.7)
  Dividends paid                                         (121.9)        (125.8)
  Other, net                                               (7.4)           2.7
                                                       ---------      ---------
    Net cash provided (used) by financing activities      152.5          (10.8)
                                                       ---------      ---------
Effect of Exchange Rate Changes on Cash                    (5.7)         (28.8)
                                                       ---------      ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                        (52.1)          15.3
Cash and Cash Equivalents, Beginning of Period            126.0           57.9
                                                       ---------      ---------
Cash and Cash Equivalents, End of Period              $    73.9      $    73.2
                                                       =========      =========


[FN]
           See Accompanying Notes to Condensed Financial Statements.



               RALSTON PURINA COMPANY AND SUBSIDIARIES
               NOTES TO CONDENSED FINANCIAL STATEMENTS
                           JUNE 30, 1995
             (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 - THE ACCOMPANYING UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED IN ACCORDANCE WITH THE INSTRUCTIONS FOR FORM 10-Q AND DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS CONSIDERED NECESSARY FOR A FAIR PRESENTATION HAVE BEEN INCLUDED. OPERATING RESULTS FOR ANY QUARTER ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR ANY OTHER QUARTER OR FOR THE FULL YEAR. THESE STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE RALSTON PURINA COMPANY (THE COMPANY) ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED SEPTEMBER 30, 1994.

NOTE 2 - ON MAY 15, 1995, THE COMPANY EXCHANGED EACH OUTSTANDING SHARE OF RALSTON-CONTINENTAL BAKING GROUP COMMON STOCK (CBG STOCK) FOR .0886 SHARES OF RALSTON-RALSTON PURINA GROUP COMMON STOCK (RAL STOCK) AS PERMITTED BY RALSTON'S RESTATED ARTICLES OF INCORPORATION. THE EXCHANGE REPRESENTED A 15% PREMIUM TO THE RELATIVE TRADING VALUES OF THE CBG STOCK AND RAL STOCK FOR THE PERIOD MARCH 31 THROUGH APRIL 6, 1995, AS PROVIDED IN RALSTON'S ARTICLES.

UPON EXCHANGE OF THE CBG STOCK FOR RAL STOCK, THE CONVERSION RATIO
FOR THE COMPANY'S SERIES A 6.75% PREFERRED STOCK WAS ADJUSTED TO REFLECT THAT RAL STOCK REMAINS THE COMPANY'S SOLE OUTSTANDING CLASS OF COMMON STOCK. AS OF MAY 15, 1995, THE PREFERRED STOCK IS NOW CONVERTIBLE INTO 2.29 SHARES OF RAL STOCK FOR EACH SHARE OF PREFERRED STOCK. ALL OTHER TERMS AND PROVISIONS OF THE PREFERRED STOCK REMAIN UNCHANGED.

NOTE 3 - PRIMARY EARNINGS PER SHARE ARE BASED ON THE AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD, EXCLUDING 4,110,000 SHARES OF RAL STOCK HELD BY RALSTON'S GRANTOR TRUST AT JUNE 30, 1995. FULLY DILUTED EARNINGS PER SHARE ARE BASED ON THE AVERAGE NUMBER OF SHARES USED FOR THE PRIMARY EARNINGS PER SHARE CALCULATION, ADJUSTED FOR THE DILUTIVE EFFECT OF CONVERTIBLE PREFERRED STOCK, STOCK OPTIONS, CONVERTIBLE DEBENTURES AND COMPENSATION AWARDS, WHEN THE EFFECTS OF INCLUSION OF SUCH SECURITIES DOES NOT RESULT IN ANTI-DILUTION. THE SHARES USED IN EARNINGS PER SHARE COMPUTATIONS WERE AS FOLLOWS:

                                         (IN MILLIONS)
                           QUARTER   QUARTER     NINE MONTHS  NINE MONTHS
                           JUNE 30,  JUNE 30,      JUNE 30,     JUNE 30,
                             1995      1994          1995         1994
                           -------   -------      ---------    ---------
PRO FORMA (ASSUMING
 ONE CLASS OF COMMON STOCK)
   PRIMARY:                  101.9       102.2        101.9        102.5
   FULLY DILUTED:            112.5       112.2        112.5        112.5

PRIMARY:
 RAL STOCK                   101.0       100.4        100.4        100.7
 CBG STOCK (THROUGH           20.6        20.6         20.6         20.5
    MAY 15, 1995)

FULLY DILUTED:
 RAL STOCK                   111.6       110.3        111.0        110.6
 CBG STOCK (THROUGH           22.4        22.3 *       22.4 *       22.2
    MAY 15, 1995)


* DUE TO ANTI-DILUTION FOR THE QUARTER ENDED JUNE 30, 1994 AND FOR THE NINE MONTHS ENDED JUNE 30, 1995, FULLY DILUTED EARNINGS PER
SHARE AS REPORTED ON THE STATEMENT OF EARNINGS IS REVISED TO EXCLUDE ANTI-DILUTIVE SECURITIES FROM THE COMPUTATION.

NOTE 4 - AS OF JUNE 30, 1995, THERE WERE 101,894,000 SHARES OF RAL STOCK OUTSTANDING, EXCLUSIVE OF 8,683,000 SHARES HELD IN TREASURY AND 4,110,000 GRANTOR TRUST SHARES. AT SEPTEMBER 30, 1994, THERE WERE 100,031,000 SHARES OF RAL STOCK AND 20,588,000 SHARES OF CBG STOCK OUTSTANDING, EXCLUSIVE OF 10,620,000 RAL STOCK SHARES AND 270,000 CBG STOCK SHARES HELD IN TREASURY AND 4,033,000 RAL STOCK SHARES HELD BY THE GRANTOR TRUST.

NOTE 5 - OTHER (INCOME)/EXPENSE, NET FOR NINE MONTHS CONSISTS OF THE
FOLLOWING:
                                       JUNE 30,     JUNE 30,
                                        1995         1994
                                      ---------    ---------
NET TRANSLATION AND EXCHANGE LOSS         $9.8        $18.2
INVESTMENT INCOME                         (6.4)       (10.2)
MISCELLANEOUS (INCOME)/EXPENSE            (8.2)         9.9
                                      ---------    ---------
                                         ($4.8)       $17.9
                                      =========    =========

NOTE 6 - INVESTMENTS AND OTHER ASSETS CONSISTS OF THE FOLLOWING:
                                       JUNE 30,    SEPT. 30,
                                         1995         1994
                                      ---------    ---------
GOODWILL                                $558.9       $365.9
INTANGIBLE ASSETS                        298.7        194.5
OTHER ASSETS                             324.6        305.3
                                      ---------    ---------
                                      $1,182.2       $865.7
                                      =========    =========

NOTE 7 - DURING THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1995, THE COMPANY RECORDED CHARGES OF $4.3, AFTER TAXES, AND $32.3, AFTER TAXES, RESPECTIVELY, OR $.04 PER PRIMARY AND FULLY DILUTED SHARE FOR THE QUARTER AND $.32 AND $.29 PER SHARE, RESPECTIVELY, FOR THE NINE MONTHS, IN CONNECTION WITH ITS RESTRUCTURING OF ITS WORLDWIDE CARBON ZINC BATTERY PRODUCTION CAPACITY AND CERTAIN ADMINISTRATIVE FUNCTIONS ANNOUNCED IN NOVEMBER 1994.

ON A PRE-TAX BASIS, CHARGES FOR RESTRUCTURING FOR THE NINE MONTHS WERE $41.1 AND CONSISTED OF TERMINATION BENEFITS OF $29.8, OTHER CASH EXIT COSTS OF $3.3 AND NON-CASH CHARGES OF $8.0, PRIMARILY RELATED TO ANTICIPATED LOSSES ON DISPOSAL OF LAND, BUILDINGS AND MACHINERY AND EQUIPMENT.

DURING THE NINE MONTHS, 3 PLANTS WERE CLOSED AND 872 EMPLOYEES WERE SEVERED IN CONNECTION WITH THE RESTRUCTURING PLAN. CASH EXIT COSTS INCURRED IN THE QUARTER AND NINE MONTHS RELATED TO THE RESTRUCTURING PLAN ANNOUNCED IN NOVEMBER 1994 WERE $17.8 AND $48.4, RESPECTIVELY.

THE COMPANY'S BAKERY PRODUCTS RESTRUCTURING PLAN ANNOUNCED IN JUNE 1994 PROVIDED FOR THE SEVERANCE OF 435 EMPLOYEES AT A COST OF $16.0, PRE-TAX. THE PLAN WAS REVISED TO COVER ONLY 360 EMPLOYEES, AT A PRE-TAX COST OF $14.6. AN ADJUSTMENT TO THE RESTRUCTURING PROVISION
OF $1.4, PRE-TAX, WAS RECORDED IN THE SECOND QUARTER.  AS OF JUNE
30, 1995, 209 EMPLOYEES HAVE BEEN SEVERED UNDER THE PLAN WITH SPENDING OF $8.0 IN 1995. CONTINENTAL BAKING COMPANY (CBC) WAS SOLD EFFECTIVE JULY 22, 1995.

NOTE 8 - ON APRIL 7, 1995, THE COMPANY PURCHASED THE ASSETS OF GOLDEN CAT CORPORATION, THE LEADING MANUFACTURER AND MARKETER OF BRANDED CAT BOX FILLER IN THE UNITED STATES AND CANADA FOR $340. ALSO IN THE THIRD QUARTER OF 1995, THE COMPANY ACQUIRED THE ASSETS OF A MEXICAN PET FOOD COMPANY FOR $18.

NOTE 9 - ON AUGUST 2, 1995, THE PARTIES SETTLED ALL CLAIMS AND COUNTERCLAIMS IN THE ACTION ENTITLED SUNSHINE MILLS, INC. V. RALSTON PURINA COMPANY, CV-93-P-0024-W, FILED IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF ALABAMA. EFFECTIVE JULY 22, 1995, THE COMPANY SOLD ITS CBC SUBSIDIARY TO INTERSTATE BAKERIES CORPORATION AND ITS WHOLLY OWNED SUBSIDIARY INTERSTATE BRANDS CORPORATION. UNDER THE TERMS OF THE PURCHASE AND SALE AGREEMENT, LITIGATION AGAINST CBC (OTHER THAN CERTAIN LAWSUITS CHALLENGING THE SALE) AND ENVIRONMENTAL LIABILITIES ASSOCIATED WITH THE OPERATION OF CBC PRIOR TO CLOSING HAVE BECOME THE OBLIGATION OF THE PURCHASERS, AND THE COMPANY SHALL BE INDEMNIFIED BY THE PURCHASERS FOR ANY DAMAGES IT MAY INCUR AS A RESULT OF SUCH MATTERS.

NOTE 10 - EFFECTIVE JULY 22, 1995, THE COMPANY SOLD CBC TO INTERSTATE BAKERIES CORPORATION (IBC) AND ITS WHOLLY OWNED SUBSIDIARY, INTERSTATE BRANDS CORPORATION, FOR $220 IN CASH AND 16,923,077 SHARES OF COMMON STOCK OF IBC (THE IBC STOCK). AT CLOSING, THE PARTIES ENTERED INTO A SHAREHOLDER AGREEMENT WHICH PROVIDES THAT, WITH CERTAIN LIMITED EXCEPTIONS, FOR A PERIOD OF SIX YEARS, THE COMPANY WILL NOT ACQUIRE ANY ADDITIONAL SHARES OF IBC STOCK. THE AGREEMENT ALSO PROVIDES THAT WITHIN FIVE YEARS OF CLOSING, THE COMPANY'S OWNERSHIP OF IBC STOCK WILL BE REDUCED TO NO MORE THAN 14.9% OF THE TOTAL OUTSTANDING SHARES. THE COMPANY HAS REGISTRATION RIGHTS WITH RESPECT TO THE IBC STOCK, BUT THE AGREEMENT PROVIDES THAT, WITH CERTAIN LIMITED EXCEPTIONS, THE COMPANY MAY NOT SELL ANY OF THE IBC STOCK WITHOUT FIRST OFFERING THE SECURITIES TO IBC. IBC ALSO HAS THE RIGHT, DURING THE FIFTH YEAR FOLLOWING CLOSING, TO ACQUIRE ANY OF THE IBC STOCK THEN HELD BY THE COMPANY AT A PRICE EQUAL TO 110% OF ITS THEN CURRENT MARKET PRICE. THE AGREEMENT PROVIDES THAT THE COMPANY WILL VOTE THE SHARES OF IBC STOCK IN ACCORDANCE WITH THE RECOMMENDATION OF IBC'S BOARD WITH RESPECT TO SHAREHOLDER PROPOSALS AND NOMINATIONS TO THAT BOARD, AND WITH RESPECT TO OTHER PROPOSALS, IN PROPORTION TO THE VOTES OF ALL OTHER SHAREHOLDERS; PROVIDED, HOWEVER, THAT THE COMPANY MAY VOTE AS IT DEEMS APPROPRIATE WITH RESPECT TO PROPOSALS FOR THE MERGER OF IBC, THE SALE OF ALL IBC ASSETS, OR THE ISSUANCE OF ANY OTHER CLASS OF VOTING STOCK OF IBC. THE AGREEMENT ALSO PROVIDES THAT THE COMPANY SHALL HAVE TWO REPRESENTATIVES ON THE IBC BOARD OF DIRECTORS.

NOTE 11 - ON MARCH 31, 1994, THE COMPANY EFFECTED A SPIN-OFF OF ITS PRIVATE LABEL AND BRANDED CEREAL, BABY FOOD, CRACKERS AND COOKIES, SKI RESORT AND COUPON REDEMPTION BUSINESSES (THE DISTRIBUTION). THE COMPANY'S EARNINGS AND CASH FLOWS REFLECT THE OPERATIONS OF THOSE BUSINESSES THROUGH MARCH 31, 1994.

NOTE 12 - AN EXTRAORDINARY LOSS WAS RECOGNIZED IN FISCAL 1994 IN
CONJUNCTION WITH THE RETIREMENT OF $107.4 OF DEBT THAT HAD AN EFFECTIVE INTEREST RATE OF 10.7%.

NOTE 13 - THE FOLLOWING PRO FORMA CONSOLIDATED STATEMENTS OF EARNINGS REFLECT THE RESULTS OF OPERATIONS OF THE COMPANY FOR EACH QUARTER IN FISCAL 1994 AND THE FIRST THREE QUARTERS IN FISCAL 1995 AS IF THE SALE OF CBC, THE DISTRIBUTION AND THE CBG STOCK EXCHANGE HAD OCCURRED AS OF OCTOBER 1, 1993. THE PRO FORMA CONSOLIDATED BALANCE SHEET AS OF JUNE
30, 1995 IS PREPARED ASSUMING THAT THE SALE HAD OCCURRED AS OF THAT
DATE.

THE VALUE OF NET ASSETS OF CBC AT THE SALE DATE WILL DIFFER FROM THOSE USED AT JUNE 30, 1995. THE COMPANY WILL RECORD A GAIN ON THE SALE IN ITS FOURTH QUARTER OF FISCAL 1995. SUCH GAIN IS NOT EXPECTED TO DIFFER MATERIALLY FROM THE GAIN OF $36.4 MILLION BASED ON THE JUNE 30, 1995 NET ASSETS OF CBC.

PRO FORMA FINANCIAL STATEMENTS HAVE BEEN PREPARED BY ADJUSTING THE HISTORICAL STATEMENTS FOR THE EFFECT OF REVENUES, EXPENSES, ASSETS AND LIABILITIES AND THE RECAPITALIZATION WHICH MIGHT HAVE OCCURRED HAD THE SALE OF CBC, THE DISTRIBUTION AND THE CBG STOCK EXCHANGE BEEN EFFECTED AS OF THE DATES INDICATED. THESE PRO FORMA FINANCIAL STATEMENTS MAY NOT NECESSARILY REFLECT THE CONSOLIDATED RESULTS OF OPERATIONS OR FINANCIAL POSITION THAT WOULD HAVE EXISTED HAD THE SALE OF CBC, THE DISTRIBUTION AND THE CBG STOCK EXCHANGE OCCURRED ON THE DATES INDICATED.

                          PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)
                                               THIRD QUARTER       NINE MONTHS
                                              1995      1994      1995      1994
                                            --------  --------  --------  --------
NET SALES(A)                               $1,368.9  $1,223.2  $4,163.5  $3,930.9
                                            --------  --------  --------  --------
COSTS AND EXPENSES
  COST OF PRODUCTS SOLD(A)                    800.3     716.5   2,416.4   2,254.8
  SELLING, GENERAL AND
    ADMINISTRATIVE(A)                         263.9     218.0     741.2     675.6
  ADVERTISING AND PROMOTION(A)                149.4     138.6     441.3     456.5
  INTEREST EXPENSE(B)                          50.1      52.5     140.4     153.5
  PROVISION FOR RESTRUCTURING (A)               6.1                41.1
  OTHER (INCOME)/EXPENSE, NET(C)              (10.5)      4.6      (7.6)     15.8
                                            --------  --------  --------  --------
                                            1,259.3   1,130.2   3,772.8   3,556.2
                                            --------  --------  --------  --------
EARNINGS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                      109.6      93.0     390.7     374.7
INCOME TAXES(D)                                44.2      43.7     167.0     159.7
                                            --------  --------  --------  --------
EARNINGS BEFORE
  EXTRAORDINARY ITEM                       $   65.4  $   49.3  $  223.7  $  215.0
                                            ========  ========  ========  ========
EARNINGS PER SHARE:
  PRIMARY(E)                               $   0.60  $   0.44  $   2.07  $   1.97
  FULLY DILUTED(E)                         $   0.57  $   0.43  $   1.97  $   1.89

AVERAGE SHARES OUTSTANDING USED
 IN EARNINGS PER SHARE COMPUTATION
  PRIMARY(E)                                  101.9     102.2     101.9     102.5
  FULLY DILUTED(E,F)                          111.3     111.0     111.2     111.3


(A) EXCLUDES RESULTS OF OPERATIONS FOR CBC IN ALL PERIODS AND RESULTS OF OPERATIONS FOR RALCORP FOR THE NINE MONTH 1994 PERIOD.
(B) REFLECTS REDUCTION OF INTEREST EXPENSE AT AN AVERAGE RATE OF 6.75% ASSUMING DEBT REPAYMENT OF $160 BY THE COMPANY FROM A PORTION OF THE CBC SALES PROCEEDS, AND REDUCTION OF INTEREST EXPENSE AT AN AVERAGE RATE
     OF 3.9% ASSUMING DEBT REPAYMENT OF $370 BY THE COMPANY FROM THE
     PROCEEDS OF DEBT ISSUED IN CONNECTION WITH THE RALCORP SPIN-OFF.
(C) EXCLUDES OTHER (INCOME)/EXPENSE OF CBC AND RALCORP.  ALSO REFLECTS
     THE COMPANY'S 46% SHARE OF IBC PRO FORMA EARNINGS (LOSS), AS FOLLOWS:
                         QUARTER                  NINE MONTHS
          1995           $  3.6                   $ 3.2
          1994           $ (2.3)                  $  .1
(D) REFLECTS THE APPLICABLE FEDERAL AND STATE STATUTORY TAX RATES FOR THE
     PRO FORMA ADJUSTMENTS.
(E) REFLECTS EXCHANGE OF CBG STOCK FOR 1.8 MILLION SHARES OF RAL STOCK.
(F) REFLECTS REDEMPTION OF REDEEMABLE PREFERRED STOCK ALLOCATED TO CBC PARTICIPANTS.




                        PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS (CONTINUED)
                          (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                       FOURTH     12
                                  FIRST QUARTER    SECOND QUARTER     QUARTER  MONTHS
                                 1995      1994      1995      1994    1994    1994
                              --------  --------  --------  -------- --------  ------

NET SALES(A)                 $1,513.1  $1,460.1  $1,281.5  $1,247.6  $1,303.9 $5,234.8
                             --------  --------  --------  --------  --------  -------
COSTS AND EXPENSES
  COST OF PRODUCTS SOLD(A)      862.6     809.8     753.5     728.5     774.8  3,029.6
  SELLING, GENERAL AND
    ADMINISTRATIVE(A)           232.9     221.0     244.4     236.6     245.4    921.0
  ADVERTISING AND PROMOTION(A)  162.6     178.2     129.3     139.7     149.5    606.0
  INTEREST EXPENSE(B)            46.2      49.9      44.1      51.1      48.7    202.2
  PROVISION FOR RESTRUCTURING(A) 22.9                12.1                83.9     83.9
  OTHER (INCOME)/EXPENSE, NET(C)  0.6       2.9       2.3       8.3       2.5     18.3
                              --------  --------  --------  --------  --------  ------
                              1,327.8   1,261.8   1,185.7   1,164.2   1,304.8  4,861.0
                              --------  --------  --------  --------  -------- -------
EARNINGS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM        185.3     198.3      95.8      83.4      (0.9)   373.8
INCOME TAXES(D)                  79.2      79.3      43.6      36.7      26.4    186.1
                              --------  --------  --------  --------  --------  ------
EARNINGS BEFORE
  EXTRAORDINARY ITEM         $  106.1  $  119.0  $   52.2  $   46.7  $  (27.3) $ 187.7
                             ========  ========  ========  ========  ========  =======
EARNINGS PER SHARE:
  PRIMARY(E)                 $   1.00  $   1.11  $   0.47  $   0.41  $  (0.31) $  1.66
  FULLY DILUTED(E)           $   0.94  $   1.04  $   0.46  $   0.40  $  (0.31) $  1.62

AVERAGE SHARES OUTSTANDING USED
 IN EARNINGS PER SHARE COMPUTATION
  PRIMARY(E)                    101.9     103.3     101.9     102.0     101.9    102.4
  FULLY DILUTED(E,F)            111.0     112.8     111.3     111.7     111.0    111.3




(A) EXCLUDES RESULTS OF OPERATIONS FOR CBC AND RALCORP.
(B) REFLECTS REDUCTION OF INTEREST EXPENSE AT AN AVERAGE RATE OF 6.75% ASSUMING DEBT REPAYMENT OF $160 BY THE COMPANY FROM A PORTION OF THE CBC SALES PROCEEDS, AND REDUCTION OF INTEREST EXPENSE AT AN AVERAGE RATE
     OF 3.9% ASSUMING DEBT REPAYMENT OF $370 BY THE COMPANY FROM THE
     PROCEEDS OF DEBT ISSUED IN CONNECTION WITH THE RALCORP SPIN-OFF.
(C) EXCLUDES OTHER (INCOME)/EXPENSE OF CBC AND RALCORP.  ALSO REFLECTS
     THE COMPANY'S 46% SHARE OF IBC PRO FORMA EARNINGS (LOSS), AS FOLLOWS:
                    1ST QUARTER    2ND QUARTER    4TH QUARTER    12 MONTHS
          1995      $( .8)         $   .4
          1994      $ 4.0          $ (1.6)        $(1.3)         $(1.2)
(D) REFLECTS THE APPLICABLE FEDERAL AND STATE STATUTORY TAX RATES FOR THE
     PRO FORMA ADJUSTMENTS.
(E) REFLECTS EXCHANGE OF CBG STOCK FOR 1.8 MILLION SHARES OF RAL STOCK.
(F) REFLECTS REDEMPTION OF REDEEMABLE PREFERRED STOCK ALLOCATED TO CBC PARTICIPANTS.

                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                   (CONDENSED)
                              (DOLLARS IN MILLIONS)
                                 JUNE 30, 1995


                                        AS      PRO FORMA
                                     REPORTED  ADJUSTMENTS(A) PRO FORMA
                                    ---------- ------------   ----------
ASSETS
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS            $73.9                     $73.9
   RECEIVABLES, LESS ALLOWANCE
     FOR DOUBTFUL ACCOUNTS              840.7      ($105.2)       735.5
   INVENTORIES                          815.9        (50.2)       765.7
   OTHER CURRENT ASSETS                 186.1        (27.4)       158.7
                                    ---------- ------------   ----------
     TOTAL CURRENT ASSETS             1,916.6       (182.8)     1,733.8
                                    ---------- ------------   ----------
INVESTMENTS AND OTHER ASSETS          1,182.2        295.0 (B)  1,477.2
                                    ---------- ------------   ----------
PROPERTY AT COST                      3,722.7     (1,107.1)     2,615.6
  ACCUMULATED DEPRECIATION            1,772.7       (526.3)     1,246.4
                                    ---------- ------------   ----------
                                      1,950.0       (580.8)     1,369.2
                                    ---------- ------------   ----------
     TOTAL                           $5,048.8      ($468.6)    $4,580.2
                                    ========== ============   ==========

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
   CURRENT MATURITIES OF
     LONG-TERM DEBT                    $319.6        ($0.1)      $319.5
   NOTES PAYABLE                        735.3       (160.0)(C)    575.3
   ACCOUNTS PAYABLE AND
     ACCRUED LIABILITIES              1,036.7       (122.7)(D)    914.0
                                    ---------- ------------   ----------
     TOTAL CURRENT LIABILITIES        2,091.6       (282.8)     1,808.8
                                    ---------- ------------   ----------
LONG-TERM DEBT                        1,538.5         (1.2)     1,537.3
DEFERRED INCOME TAXES                    59.8         (4.0)        55.8
OTHER LIABILITIES                       634.8       (157.0)       477.8
REDEEMABLE PREFERRED STOCK              463.4        (60.0)(E)    403.4
UNEARNED ESOP COMPENSATION             (220.7)                   (220.7)
SHAREHOLDERS EQUITY                     481.4         36.4        517.8
                                    ---------- ------------   ----------
     TOTAL                           $5,048.8      ($468.6)    $4,580.2
                                    ========== ============   ==========


(A) TO ELIMINATE ASSETS AND LIABILITIES OF CBC.
(B) TO RECORD THE COMPANY'S 46% INTEREST IN IBC OF $298.3 (ASSUMING A STOCK PRICE OF IBC COMMON STOCK OF $17.625 PER SHARE) AND GAIN ON PENSION PLAN CURTAILMENT, OFFSET BY ELIMINATION OF CBC ASSETS.
(C) TO REFLECT REPAYMENT OF $160 DEBT BY THE COMPANY FROM A PORTION OF THE PROCEEDS FROM SALE. UPON THE SALE, CERTAIN EMPLOYEES OF CBC MAY ELECT TO RECEIVE EITHER A CASH OR RAL STOCK PAYOUT UNDER THE TERMS OF THE RALSTON PURINA COMPANY SAVINGS INVESTMENT PLAN. FOR PURPOSES OF THIS PRO FORMA BALANCE SHEET, IT IS ASSUMED ALL EMPLOYEES WILL ELECT A CASH PAYOUT, TOTALING APPROXIMATELY $60, THEREBY REDUCING TOTAL PROCEEDS AVAILABLE FOR DEBT REPAYMENT. THE ACTUAL PROCEEDS AVAILABLE FOR DEBT REPAYMENT MAY BE LARGER.
(D) TO ELIMINATE LIABILITIES OF CBC AND RECORD LIABILITIES ARISING FROM
    THE SALE.
(E) TO REFLECT REDEMPTION OF REDEEMABLE PREFERRED STOCK ALLOCATED TO CBC PARTICIPANTS.



                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
        ----------------------------------------------------------------
Operating Results

NET EARNINGS FOR THE NINE MONTHS ENDED JUNE 30, 1995 WERE $220.7 MILLION, COMPARED TO $241.4 MILLION FOR THE SAME PERIOD IN THE PRIOR YEAR. DURING THE NINE MONTHS ENDED JUNE 30, 1995, THE COMPANY RECORDED PROVISIONS FOR BATTERY PRODUCTS RESTRUCTURING OF $32.3 MILLION, AFTER TAXES. NET EARNINGS FOR THE NINE MONTHS ENDED JUNE 30, 1994 INCLUDED AN EXTRAORDINARY LOSS ON THE EARLY RETIREMENT OF DEBT OF $9.5 MILLION, AFTER TAXES.

EFFECTIVE JULY 22, 1995, THE COMPANY SOLD ITS CONTINENTAL BAKING COMPANY SUBSIDIARY. ON MAY 15, 1995, THE COMPANY EXCHANGED EACH OUTSTANDING SHARE OF ITS RALSTON-CONTINENTAL BAKING GROUP COMMON STOCK (CBG STOCK) FOR SHARES OF ITS RALSTON-RALSTON PURINA GROUP COMMON STOCK (RAL STOCK). ON MARCH 31, 1994, THE COMPANY DISTRIBUTED ALL OF THE CAPITAL STOCK OF RALCORP HOLDINGS, INC. TO HOLDERS OF THE RAL STOCK. PRO FORMA EARNINGS, ASSUMING THAT EACH OF THESE EVENTS HAD OCCURRED ON OCTOBER 1, 1993, AND BEFORE THE CHARGES DESCRIBED IN THE PRECEDING PARAGRAPH, INCREASED $41.0 MILLION IN THE CURRENT NINE MONTHS TO $256.0 MILLION, COMPARED TO $215.0 MILLION FOR THE SAME PERIOD IN 1994, PRIMARILY ON HIGHER OPERATING PROFIT, HIGHER RETURNS ON OTHER INVESTMENTS AND LOWER INTEREST EXPENSE AND INCOME TAX RATE. EARNINGS PER SHARE FOR THE NINE MONTHS ENDED JUNE 30, 1995, ON THIS BASIS, WERE $2.39 AND $2.26 ON A PRIMARY AND FULLY-DILUTED BASIS, RESPECTIVELY, COMPARED TO $1.97 AND $1.89 IN THE PRIOR YEAR.

FOR THE QUARTER ENDED JUNE 30, 1995, NET EARNINGS WERE $68.2 MILLION COMPARED TO $44.8 MILLION FOR THE SAME QUARTER IN 1994. EXCLUSIVE OF PREVIOUSLY MENTIONED CHARGES, PRO FORMA RESULTS IN THE CURRENT QUARTER WERE $69.7 MILLION, COMPARED TO $49.3 MILLION IN THE THIRD QUARTER OF FISCAL 1994 ON HIGHER OPERATING PROFIT, HIGHER RETURNS ON OTHER INVESTMENTS AND A LOWER INCOME TAX RATE. PRIMARY AND FULLY-DILUTED EARNINGS PER SHARE ON THIS BASIS WERE $.64 AND $.61, RESPECTIVELY, IN THE CURRENT QUARTER COMPARED TO $.44 AND $.43 IN THE PRIOR YEAR.

Business Segments

SALES FOR THE PET AND HUMAN FOODS SEGMENT FOR THE QUARTER AND NINE MONTHS, EXCLUSIVE OF RESULTS OF SPUN-OFF BUSINESSES, INCREASED ON THE INCLUSION OF SALES FROM GOLDEN CAT, ACQUIRED IN APRIL 1995, HIGHER VOLUME AND FAVORABLE DOMESTIC PRODUCT MIX, PARTIALLY OFFSET BY LOWER DOMESTIC PRICES REFLECTING EXPANSION OF SIMPLIFIED PROMOTION PRACTICES.

OPERATING PROFIT FOR THE NINE MONTHS, EXCLUSIVE OF SPUN-OFF BUSINESSES, INCREASED ON HIGHER VOLUME AND FAVORABLE PRODUCT MIX AND INGREDIENT COSTS, PARTIALLY OFFSET BY SPENDING FOR COST REDUCTION PROGRAMS. LOWER PRICES WERE OFFSET BY REDUCTIONS IN ADVERTISING AND PROMOTION EXPENSE ASSOCIATED WITH THE NEW PROMOTIONAL PRACTICES IN THE NINE MONTHS AND, TO A LESSER EXTENT, THE QUARTER.

SALES OF THE BATTERY PRODUCTS SEGMENT INCREASED IN THE NINE MONTHS OVER THE SAME PERIOD OF THE PRIOR YEAR PRIMARILY ON HIGHER ALKALINE VOLUME IN THE ASIA PACIFIC REGION, FAVORABLE FOREIGN CURRENCY EXCHANGE IN EUROPE AND ASIA PACIFIC AND HIGHER DOMESTIC ALKALINE VOLUME IN THE SECOND AND THIRD QUARTERS, PARTIALLY OFFSET BY LOWER PRICES IN EUROPE. FIRST QUARTER 1995 DOMESTIC VOLUME WAS OFF DUE TO LOWER SALES TO THE WAREHOUSE CLASS OF TRADE.

OPERATING PROFIT, EXCLUDING RESTRUCTURING CHARGES, FOR THE QUARTER INCREASED ON IMPROVED RESULTS IN EUROPE AND INCREASES IN U.S. AND ASIA PACIFIC VOLUME, PARTIALLY OFFSET BY DECLINES IN MEXICO AND AN UNFAVORABLE PRODUCT MIX IN THE U.S. FOR THE NINE MONTHS, DOMESTIC DECLINES IN EARLIER QUARTERS WERE SUBSTANTIALLY OFFSET BY INCREASES IN ASIA PACIFIC. EUROPE IMPROVED AS THIRD QUARTER RESULTS MORE THAN OFFSET DECLINES IN THE FIRST HALF OF THE YEAR. THE 1995 QUARTER AND NINE MONTHS WERE ALSO FAVORABLY IMPACTED BY FOREIGN CURRENCY EXCHANGE RATES.

DURING THE QUARTER AND NINE MONTHS ENDED JUNE 30, 1995, THE COMPANY RECORDED CHARGES OF $4.3 MILLION, AFTER TAXES, AND $32.3 MILLION, AFTER TAXES, RESPECTIVELY, OR $.04 PER PRIMARY AND FULLY-DILUTED SHARE FOR THE QUARTER AND $.32 AND $.29 PER SHARE, RESPECTIVELY, FOR THE NINE MONTHS, IN CONNECTION WITH THE RESTRUCTURING OF ITS WORLDWIDE CARBON ZINC BATTERY PRODUCTION CAPACITY AND CERTAIN ADMINISTRATIVE FUNCTIONS ANNOUNCED IN NOVEMBER 1994.

ON A PRE-TAX BASIS, CHARGES FOR RESTRUCTURING FOR THE NINE MONTHS WERE $41.1 MILLION AND CONSISTED OF TERMINATION BENEFITS OF $29.8 MILLION, OTHER CASH EXIT COSTS OF $3.3 MILLION AND NON-CASH CHARGES OF $8.0 MILLION, PRIMARILY RELATED TO ANTICIPATED LOSSES ON DISPOSAL OF LAND, BUILDINGS AND MACHINERY AND EQUIPMENT.

DURING THE NINE MONTHS, 3 PLANTS WERE CLOSED AND 872 EMPLOYEES WERE SEVERED IN CONNECTION WITH THE RESTRUCTURING PLAN. ACTIVITY RELATED TO THE RESTRUCTURING PLAN DURING THE NINE MONTH PERIOD WAS AS FOLLOWS:
                                                       (MILLIONS)
                                                       ----------

     RESERVE BALANCE AT SEPTEMBER 30, 1994             $ 36.5
     PROVISION RECORDED IN THE NINE MONTHS               41.1
     CASH EXIT COSTS INCURRED DURING THE NINE MONTHS    (48.4)
     PORTION OF CURRENT PERIOD PROVISION
        CLASSIFIED AS PROPERTY WRITEDOWNS                (8.0)
     INCREASE DUE TO TRANSLATION                          2.8
                                                     ------------

     RESERVE BALANCE AT JUNE 30, 1995                  $ 24.0
                                                       ==========

SALES OF THE BAKERY PRODUCTS SEGMENT DECREASED FOR THE QUARTER AND NINE MONTHS ON AN UNFAVORABLE PRODUCT MIX IN BREAD, LOWER SWEET BAKED GOODS VOLUME AND LOWER THRIFT STORE VOLUME IN THE FIRST SIX MONTHS. OPERATING RESULTS, EXCLUSIVE OF RESTRUCTURING CHARGES, DECLINED FOR THE NINE MONTHS ON SALES DECLINES COMBINED WITH HIGHER MATERIAL AND LABOR COSTS, PRIMARILY IN THE FIRST SIX MONTHS, PARTIALLY OFFSET BY COST REDUCTION ACTIONS. DUE TO COMPETITIVE CONDITIONS, PRICE INCREASES COULD NOT BE TAKEN EARLY IN THE YEAR TO OFFSET HIGHER COSTS. OPERATING RESULTS INCREASED IN THE THIRD QUARTER AS THE FAVORABLE IMPACT OF COST REDUCTION ACTIONS EXCEEDED HIGHER MATERIAL AND LABOR COSTS.

SALES OF THE SOY PROTEIN PRODUCTS BUSINESS INCREASED ON STRONG VOLUME IN FOOD PROTEIN PRODUCTS AND FAVORABLE FOREIGN CURRENCY EXCHANGE RATES. OPERATING PROFIT INCREASED ON HIGHER SALES, INCREASED PRODUCTIVITY AND LOWER RAW MATERIALS COSTS, PARTIALLY OFFSET BY HIGHER SELLING AND ADMINISTRATION COSTS.

SALES FOR INTERNATIONAL AGRICULTURAL PRODUCTS INCREASED ON HIGHER VOLUME AND FAVORABLE FOREIGN CURRENCY EXCHANGE RATES IN MOST WORLD AREAS. OPERATING PROFIT WAS DOWN FOR THE QUARTER AND FLAT FOR THE NINE MONTHS AS HIGHER SALES WERE OFFSET BY ONE-TIME MANAGEMENT COSTS AND LOWER EARNINGS IN CENTRAL AND SOUTH AMERICA.

Results of Operations

COST OF PRODUCTS SOLD AS A PERCENTAGE OF SALES (EXCLUSIVE OF SOLD AND SPUN-OFF BUSINESSES) FOR THE NINE MONTHS INCREASED FROM 57.4% IN 1994 TO 58.0% IN THE CURRENT YEAR. INCREASES WERE FROM SALES INCREASES IN SEGMENTS WITH RELATIVELY HIGHER COST PERCENTAGES AND HIGHER PET AND HUMAN FOODS SEGMENT PERCENTAGES ASSOCIATED WITH PRICE REDUCTIONS UNDER SIMPLIFIED PROMOTION PRACTICES, PARTIALLY OFFSET BY IMPROVEMENTS IN SOY PROTEIN PRODUCTS. COST PERCENTAGES IN THE THIRD QUARTER WERE 58.5% AND 58.6% OF SALES IN 1995 AND 1994, RESPECTIVELY, REFLECTING IMPROVEMENTS IN BATTERY AND SOY PROTEIN PRODUCTS AND THE MARGIN CONTRIBUTION OF THE ACQUIRED GOLDEN CAT OPERATIONS, NEARLY OFFSET BY UNFAVORABLE FACTORS CITED FOR THE NINE MONTHS.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (EXCLUSIVE OF SOLD AND SPUN-OFF BUSINESSES) WERE 17.8% AND 17.2% OF SALES FOR 1995 AND 1994 NINE MONTH PERIODS, RESPECTIVELY. THE INCREASE WAS PRIMARILY DUE TO HIGHER COST REDUCTION AND MARKET DEVELOPMENT SPENDING AND HIGHER PERCENTAGES IN PET FOODS DUE TO LOWER PRICES ASSOCIATED WITH SIMPLIFIED PROMOTION PRACTICES. ADVERTISING AND PROMOTION EXPENSE (EXCLUSIVE OF SOLD AND SPUN-OFF BUSINESSES) FOR THOSE PERIODS WAS 10.6% AND 11.6% OF SALES, RESPECTIVELY, ON SIGNIFICANTLY LOWER DOMESTIC PET FOOD PROMOTION EXPENSE ASSOCIATED WITH SIMPLIFIED PROMOTION PRACTICES AND SALES INCREASES IN SEGMENTS WITH RELATIVELY LOWER COST PERCENTAGES. OTHER INCOME/ EXPENSE, NET, (EXCLUSIVE OF SOLD AND SPUN-OFF BUSINESSES) IMPROVED BY $23.4 MILLION FOR THE NINE MONTHS ON HIGHER RETURN ON OTHER INVESTMENTS AND LOWER FOREIGN CURRENCY TRANSLATION AND EXCHANGE LOSSES.

INCOME TAXES INCLUDE FEDERAL, STATE AND FOREIGN TAXES AND WERE 43.1% OF EARNINGS BEFORE INCOME TAXES FOR THE NINE MONTHS ENDED JUNE 30, 1995, COMPARED TO 41.9% IN THE PRIOR YEAR. THE INCOME TAX PERCENTAGE IN 1995 IS INFLUENCED BY CERTAIN RESTRUCTURING PROVISIONS WHICH DID NOT RESULT IN TAX BENEFITS DUE TO FOREIGN TAX LOSS SITUATIONS.

Financial Condition

THE COMPANY'S PRIMARY SOURCE OF LIQUIDITY IS CASH FLOW GENERATED FROM OPERATIONS. FOR THE NINE MONTHS ENDED JUNE 30, 1995, CASH FLOW FROM OPERATIONS WAS $366.2 MILLION COMPARED TO $288.8 MILLION IN THE NINE MONTHS ENDED JUNE 30, 1994. THE INCREASE IN CASH FLOW IN THE CURRENT YEAR IS PRIMARILY DUE TO CHANGES IN WORKING CAPITAL LAST YEAR, PARTIALLY OFFSET BY THE ABSENCE OF CASH FLOW FROM RALCORP OPERATIONS WHICH WAS INCLUDED FOR THE FIRST SIX MONTHS OF 1994. CURRENT LIABILITIES AT JUNE 30, 1995 EXCEEDED CURRENT ASSETS BY $175.0 MILLION, WHILE CURRENT ASSETS EXCEEDED CURRENT LIABILITIES BY $61.7 MILLION AT SEPTEMBER 30, 1994. CASH AND CASH EQUIVALENTS AT JUNE 30, 1995 WERE $73.9 MILLION COMPARED TO $126.0 MILLION AT SEPTEMBER 30, 1994.

ON APRIL 7, 1995, THE COMPANY PURCHASED THE ASSETS OF GOLDEN CAT CORPORATION, THE LEADING MANUFACTURER AND MARKETER OF BRANDED CAT BOX FILLER IN THE UNITED STATES AND CANADA FOR $340 MILLION. ALSO IN THE THIRD QUARTER OF 1995, THE COMPANY ACQUIRED THE ASSETS OF A MEXICAN PET FOOD COMPANY FOR $18 MILLION.

ON MAY 26, 1995, THE COMPANY FILED A SHELF REGISTRATION STATEMENT FOR $400 MILLION PRINCIPAL AMOUNT OF DEBT SECURITIES. IN JUNE 1995, THE COMPANY ISSUED
$225 MILLION OF   7 7/8% FIXED RATE LONG-TERM DEBT.  FINANCING ACTIVITIES IN THE
PRIOR YEAR NINE MONTHS INCLUDE THE RETIREMENT OF $107.4 MILLION OF DEBT WITH AN EFFECTIVE INTEREST RATE OF 10.7%. ALSO IN THE FIRST NINE MONTHS OF 1994, THE COMPANY RECEIVED $370 MILLION FROM NEW BORROWINGS WHICH, IN CONNECTION WITH THE DISTRIBUTION OF THE STOCK OF RALCORP HOLDINGS, INC., WERE ASSUMED BY RALCORP. RALCORP ALSO ASSUMED APPROXIMATELY $30 MILLION OF OTHER EXISTING DEBT OF THE COMPANY.

ON MAY 15, 1995, THE COMPANY EXCHANGED EACH OUTSTANDING SHARE OF CBG STOCK FOR
 .0886 SHARES OF RAL STOCK. EFFECTIVE JULY 22, 1995, THE COMPANY SOLD CONTINENTAL BAKING COMPANY TO INTERSTATE BAKERIES CORPORATION (IBC) FOR $220 MILLION IN CASH AND 16,923,077 SHARES OF COMMON STOCK OF IBC.

AS OF AUGUST 2, 1995, APPROXIMATELY 1,781,700 SHARES REMAINED UNDER THE BOARD OF DIRECTORS' AUTHORIZATION FOR THE PURCHASE OF UP TO 3 MILLION SHARES OF RAL STOCK. IN ADDITION TO THIS AUTHORIZATION, IN CONNECTION WITH THE SALE OF CBC, THE COMPANY ANTICIPATES CONVERSION OF APPROXIMATELY $60 MILLION OF UNALLOCATED AND $60 MILLION OF ALLOCATED ESOP PREFERRED STOCK INTO RAL STOCK AND CORRESPONDING REPURCHASE OF SUCH RAL STOCK FROM THE ESOP IN THE FOURTH QUARTER OF 1995.

ON APRIL 18, 1995, THE COMPANY ANNOUNCED THAT IT HAS TERMINATED NEGOTIATIONS TO SELL ITS INTERNATIONAL AGRIBUSINESS TO PM HOLDINGS CORPORATION.


PART II - OTHER INFORMATION
          -----------------
There is no information required to be reported under any items except those indicated below.

Item 1.  Legal Proceedings.
         -----------------

         On August 2, 1995, the parties settled all claims and counterclaims in the action entitled Sunshine Mills, Inc. v. Ralston Purina Company, CV-93-P-0024-W,filed in the United States District Court for the Northern District of Alabama, which matter was previously described in the Company's Annual Report on Form 10K for the year ended September 30, 1994.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits filed with this Report:

             (11)  Statement, re: Computation of Per Share Earnings

             (27)  Financial Data Schedule

         (b) Reports on Form 8-K

             The Registrant filed a Report on Form 8-K on June 8, 1995, presenting its Unaudited Pro Forma Consolidated Financial Information at, or for the periods ended, March 31, 1995, assuming that the sale of its Continental Baking Company subsidiary had occurred on that date.
             The Registrant filed a Report on Form 8-K on June 14, 1995, filing, as exhibits thereto, the Terms Agreement dated June 12, 1995 between the Registrant, Lehman Brothers, BA Securities, Inc. and Salomon Brothers Inc. relating to the issuance and sale pursuant to the Registrant's Registration Statement on Form S-3, No. 33-59663, of $225,000,000 in aggregate principal amount of the Company's 7-7/8% Debentures due June 15, 2025, and the Form of those Debentures. An amended Form 8-K/A relating to the same matter was filed on June 15, 1995.

             The Registrant filed a Report on Form 8-K on July 24, 1995, disclosing the completion of the sale of its Continental Baking Company subsidiary and presenting Unaudited Pro Forma Consolidated Information at, or for periods ended, June 30, 1995, reflecting the effect of such sale.
PAGE



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

Date: August 14, 1995


PAGE
        Exhibit Index

        Exhibits
        -----

        EX-11 Computation of Earnings Per Share
              (provided electronically)

        EX-27 Financial Data Schedule
              (provided electronically)