Form 10-K
period 1995-09-30
RALSTON PURINA CO
filed 1995-12-20
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                  -------------------------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended September 30, 1995.  Commission File No. 1-4582

                             RALSTON PURINA COMPANY
     Incorporated in Missouri - IRS Employer Identification No. 43-0470580
                 Checkerboard Square, St. Louis, Missouri 63164
       Registrant's telephone number, including area code:  314-982-1000
                  --------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                     Name of each exchange on which registered
-------------------                                     -----------------------------------------

Ralston-Ralston Purina Group                            New York Stock Exchange, Inc.
Common Stock, par value $.10 per share                  Chicago Stock Exchange Pacific Stock Exchange Incorporated
Ralston-Ralston Purina Group                            New York Stock Exchange, Inc.
Common Stock Purchase Rights                            Chicago Stock Exchange
                                                        Pacific Stock Exchange Incorporated
5 3/4% Convertible Subordinated Debentures              New York Stock Exchange, Inc.
9 1/2% Sinking Fund Debentures                          New York Stock Exchange, Inc.
9% Notes                                                New York Stock Exchange, Inc.
9 3/8% Sinking Fund Debentures                          New York Stock Exchange, Inc.
9 1/4% Debentures                                       New York Stock Exchange, Inc.
9.30% Debentures                                        New York Stock Exchange, Inc.
8 5/8% Debentures                                       New York Stock Exchange, Inc.
8 1/8% Debentures                                       New York Stock Exchange, Inc.
7 7/8 % Debentures                                      New York Stock Exchange, Inc.
7 3/4% Debentures                                       New York Stock Exchange, Inc.

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

Yes:  X   No:
Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes:                No:  X

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on November 8, 1995: $ 6,485,927,355. (Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Ralston-Ralston Purina Group Common Stock ("RAL Stock"), $.10 par value, outstanding as of close of business on November 8, 1995:
105,863,117.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company 1995 Annual Report to Shareholders (Parts I and II of Form 10-K).

2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1995 (Part III of Form 10-K).

                                    PART  I

Item 1.  Business.

The Company, incorporated in Missouri in 1894, is the world's largest producer of dry dog and dry and soft-moist cat foods. It is also the world's largest manufacturer of dry cell battery products. The Company is also a major producer of dietary soy protein, fiber food ingredients, polymer products and, outside the United States, feeds for livestock and poultry. The Company has a number of trademarks, such as PURINA, RALSTON, the CHECKERBOARD logo, CHOW, DOG CHOW, CAT CHOW, EVEREADY and ENERGIZER among others, which it considers of substantial importance and which it uses individually or in conjunction with other Company trademarks.

The Company is presently comprised of four Business Segments - Pet Products, Battery Products, Soy Protein Products and Agricultural Products

The Pet Products Segment consists of Ralston Purina's Pet Products and the consumer products operations of Ralston Purina International. Pet Products produces and sells dog and cat foods under the PURINA name, including DOG CHOW, CAT CHOW and numerous other dog and cat food brands. The Company operates 26 manufacturing facilities in the United States and worldwide for the production of pet products and cereal.

The Battery Products Segment consists of the battery products business. The battery products business manufactures and sells primary batteries, rechargeable batteries and battery-powered lighting products in the United States and worldwide, principally under the trademarks EVEREADY and ENERGIZER. The Company's domestic and foreign battery operations have been organized as Eveready Battery Company, Inc. and Ralston Purina Overseas Battery Company, respectively, both wholly owned subsidiaries of the Company. Thirty-four manufacturing facilities are operated in the United States and abroad for the production of battery and related products.

The Soy Protein Products Segment consists of the protein technologies business of Protein Technologies International Holdings, Inc., a holding company and a wholly owned subsidiary of the Company. Its operating subsidiaries primarily manufacture food protein, food fiber and industrial polymer products in 7 plants, 5 of which are located in the United States.
The Agricultural Products Segment consists primarily of the business of manufacturing CHOW brand formula feeds and animal health products in 66 Ralston Purina International Division facilities outside the United States.

On July 22, 1995, the Company sold all of the outstanding capital stock of Continental Baking Company, its subsidiary engaged in the fresh bakery products business, to Interstate Bakeries Corporation and its wholly owned subsidiary Interstate Brands Corporation. On November 15, 1994, the Company signed a Letter of Intent to sell the businesses of the Agricultural Products Segment to a wholly owned subsidiary of PM Holdings, Inc., but on April 18, 1995, the Company announced that it had been unable to reach agreement on the terms of that sale and that discussions with PM Holdings, Inc. had been terminated. On March 31, 1994, the Company consolidated its domestic cereal, baby food, cracker and cookie and all seasons resort businesses in Ralcorp Holdings, Inc. (`Ralcorp'') and then spun-off the stock of Ralcorp to all holders of the Company's RAL Stock on the basis of one share of Ralcorp Stock for every three shares of RAL Stock held on that date.

The principal raw materials used in the Pet Products Segment are grain and grain products, protein ingredients and meat by-products; in the Battery Products Segment, the principal raw materials used are manganese dioxide, zinc, acetylene black and potassium hydroxide; in the Soy Protein Products Segment, the principal raw materials used are processed soy and other proteins; and in Agricultural Products, the principal materials used are grain and grain products and protein ingredients. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in these products may fluctuate due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. The Company manages exposure to changes in the commodities markets as considered necessary by hedging certain of its ingredient requirements such as soybean meal, corn or wheat. Sales prices of the Company's agricultural products, a large portion of the production costs of which are represented by the costs of raw materials, are adjusted frequently to reflect changes in raw material costs. Prices of other products are adjusted less frequently. The rapid turnover of certain raw material inventory items and the ability to substitute ingredients in some of these products, such as formula feeds, provide further protection against fluctuating raw material prices.

Pet products are marketed in the United States primarily through direct sales forces and food brokers to grocery wholesalers, retail chains and other customers. Battery products and food protein and industrial polymer products are marketed in the United States and internationally primarily through direct sales forces. Agricultural products are distributed primarily through a network of approximately 3,300 independent dealers outside the United States.

Competition is intense in each of the Business Segments. In the Pet Products and Battery Products Segments, the principal competitors are regional, national and international manufacturers whose products compete with those of the Company for shelf space and consumer acceptance. In the Agricultural Products Segment, the Company competes with other large feed manufacturers, cooperatives, single-owner establishments and in the case of many markets, government feed companies. The business of the Battery Products Segment tends to be somewhat seasonal, with strong fall and winter sales reflecting the effect of holiday buying of batteries.

The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a `potentially responsible party'' (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to approximately 20 `Superfund'' sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

In 1994 and 1992, the Company adopted restructuring plans for its world-wide battery production capacity and certain administrative functions. The Company continues to review its battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions. Future periods will likely include further provisions for restructuring.

The Company, as a whole, employs 10,589 employees in the United States and 21,144 in foreign jurisdictions. The descriptions of the businesses of, and the summary of selected financial data regarding, the Company appearing under "Ralston Purina Company and Subsidiaries Financial Review-Highlights and Outlook" on page 15, "Ralston Purina Company and Subsidiaries Financial Review-Liquidity and Capital Resources" on page 16, "Ralston Purina Company and Subsidiaries Business Segment Information" on pages 22 through 24, and "Ralston Purina Company and Subsidiaries Notes to Financial Statements - Summary of Accounting Policies - Research and Development" on page 32 of the Ralston Purina Company 1995 Annual Report to Shareholders are hereby incorporated by reference.


Item 2.  Properties.

A list of the Company's principal plants and facilities as of November 1, 1995 follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.



                                  PET PRODUCTS


Pet Products Plants
-------------------


United States
Atlanta, GA
Clinton, IA(2R)
Davenport, IA(2R)
Denver, CO
Dunkirk, NY
Flagstaff, AZ
Oklahoma City, OK
Zanesville, OH

International
Cuautitlan, Mexico (8)
Encrucijada, Venezuela (8)
Guatemala City, Guatemala (8)
Innisfail, Alberta, Canada
Mississauga, Ontario, Canada
Monjos, Spain (8)
Montfort-Sur-Risle, France
Mosquera, Columbia (8)
Portogruaro, Italy (8)
Ribeirao Preto, Brazil
Songtan, Korea (8)


Cat Litter Plants
-----------------


United States
Bloomfield, MO
Maricopa, CA
Olmsted, IL


Packaging Facilities
--------------------


United States
Philadelphia, PA (12)

International
Caledonia, Ontario, Canada (12)


Cereal Plants
-------------


International
Aire-Sur-Adour, France
Kunsan, Korea (8) (10)


BATTERY PRODUCTS


Battery and Related Products Plants
-----------------------------------


United States
Asheboro, NC(2)(4)
Bennington, VT
Fremont, OH
Gainesville, FL
Garretsville, OH
Marietta, OH
Maryville, MO
Newport News, VA
Red Oak, IA
St. Albans, VT

International
Alexandria, Egypt
Banbury, United Kingdom
Caudebec Les Elbeuf, France (2)
Cebu, Philippines
Ekala, Sri Lanka
Gebzi-Kocaeli, Turkey (9) (11)
Itapecerica, Brazil
Jakarta, Indonesia
Johore Bahru, Malaysia
Juarez, Mexico
Jurong, Singapore (4)
La Chaux-de-Fonds, Switzerland
Manila, Philippines
Macau
Nakuru, Kenya (6)
Newcastle-under-Lyme, United Kingdom
New Territories, Hong Kong
Sao Paulo, Brazil
Slany, Czech Republic(9)
Sydney, Australia
Tanfield Lea, United Kingdom
Tecamac, Mexico
Walkerton, Ontario, Canada


                             AGRICULTURAL PRODUCTS
Feed Plants
-----------


International
Addison, Ontario, Canada
Arequipa, Peru(2)
Barcelona, Venezuela
Bastia-Umbra, Italy
Benavente, Portugal
Benavente, Spain(1)
Borgoratto, Italy
Bucaramanga, Colombia(2)
Buga, Colombia
Cabimas, Venezuela (Longemar)
Canoas, Brazil
Cantenhede, Portugal
Carnoet, France(10)
Cartagena, Colombia
Chiclayo, Peru
Courchelettes, France
Cuautitlan, Mexico(3)
Dos Hermanas, Spain(1)
Drummondville, Quebec, Canada
Encrucijada, Venezuela(3)
Galicia, Spain (1)
Gonen, Turkey
Guadalajara, Mexico
Guatemala City, Guatemala(3)
Inhumas, Brazil
Karcag, Hungary
Kunsan, Korea
Lima, Peru
Longue, France
Luleburgaz, Turkey
Macon, France
Maracaibo, Venezuela
Marcilla, Spain(1)
Maringa, Brazil
Medellin, Colombia(2)
Merida, Spain(1)
Mexicali, Mexico
Monjos, Spain(1)(3)
Monterrey, Mexico
Mosquera, Colombia(3)
Nanjing, People's Rep. of China
Obregon, Mexico
Palmerston, Ontario, Canada
Paulinia, Brazil
Pommevic, France
Portogruaro, Italy(3)
Pulilan, Philippines
Pusan, Korea
Recife, Brazil
St. Romuald, Quebec, Canada
Salamanca, Mexico
San Felice, Italy
Sildamin, Italy(2)
Songtan, Korea(3)
Sorcy, France
Sospiro, Italy
Strathroy, Ontario, Canada
Tehuacan, Mexico
Termoli, Italy
Torrejon, Spain(1)
Torreon, Mexico
Valencia, Spain(1)
Villasis, Philippines
Volta Redonda, Brazil
Woodstock, Ontario, Canada


Hatcheries
----------

Valencia, Venezuela



                              SOY PROTEIN PRODUCTS


Food Protein Plants
-------------------


United States
Memphis, TN
Pryor, OK

International
Hannan, Japan(1)
Ieper, Belgium


Industrial Protein Plant
------------------------

Louisville, KY


Powdered Alpha Cellulose Plant
------------------------------

Urbana, OH


Dairy Food Systems Plant
------------------------
Hager City, WI


                                OTHER PROPERTIES


Research Facilities
-------------------


United States
Cape Girardeau, MO
Gray Summit, MO(5)
St. Louis, MO(5A)
Westlake, OH(5B)


International
Tanfield Lea, United Kingdom



Machine Shop and Foundry
------------------------

St. Louis, MO


Miscellaneous
-------------

Detroit, MI
San Diego, CA
Shelby, N.C.
Thomasville, N.C.

Administrative and Executive Offices
------------------------------------

St. Louis, MO

In addition to the properties identified above, the Company and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)       20% to 50% owned interests
(2)       Leased; (2R) Leased pursuant to industrial revenue bond financing
(3)       Also produces pet food
(4)       Two plants
(5)       Provides service for Human and Pet Foods; (5A) Human and Pet Foods and
Soy       Protein Products and Other; (5B) Battery Products
(6)       Less than 20% owned interest
(7)       Also produces cereal
(8)       Also produces feed
(9)       Over 50% owned interest in Joint Venture operating facility
(10)      Under contract to sell
(11)      Plant has closed since August 31, 1995
(12)      Bulk packaging and distribution facility

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

     On January 19 and 21, 1993, the Company was served with two class actions on behalf of indirect purchasers (consumers) of baby food in California, which contain substantially identical charges. These actions have been consolidated in the Superior Court for the County of San Francisco and styled Bruce, et al.
v. Gerber Products Company, et al., No. 94-8857. On January 19, 1993, Ralston was served with a similar action filed in Alabama state court on behalf of indirect purchasers of baby food in Alabama, styled Johnson, et al. v. Gerber Products Company, et al., No. 93 -L-0333-NE. The California and Alabama state actions allege violations of state antitrust laws, seek treble damages and are substantively identical to each other. Similar state actions may be filed in states having laws permitting suits by indirect purchasers. The Company and Ralcorp Holdings, Inc. have agreed that all liability and expenses related to the above antitrust matters will be shared equally, except that the Company will be solely responsible for any settlement or judgment exceeding a certain set amount.

     On September 20, 1995, the Company was notified that three actions pending in the City of St. Louis, Missouri and styled Attanasio, et al. v. Ralston Purina Company, et al., No. 954-00010, Haenel, et al. v. Ralston Purina Company, et al., No. 954-00009, and Goodsene et al., v. Stiritz, et al., No. 952-00416, all of which challenged the sale of the Company's former subsidiary, Continental Baking Company, to Interstate Bakeries Corporation, had been dismissed without prejudice.

     The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a `potentially responsible party'' (PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to approximately 20 `Superfund'' sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

     In the opinion of management, based on the information presently known, the ultimate liability for all such matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals of $13.9 for estimated liabilities, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.


Item 4.  Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 4.A.   Executive Officers of the Registrant.

     A list of the executive officers of the Company and their business experience follows:

William P. Stiritz, 61, Chairman of the Board, Chief Executive Officer and
------------------

President since 1982 and Corporate Officer since 1973; President and Chief Executive Officer 1981-82; Group Vice President, Grocery Products and Restaurant Operations 1979-81. Company service, 32 years.

Jay W. Brown, 50, Vice President; Chief Executive Officer and President, Protein
------------

Technologies International, Inc. since 1995; Chairman of the Board and Chief Executive Officer, Continental Baking Company 1985 - 1995 and Corporate Officer since 1984; President, Van Camp Seafood Division 1983-84; Vice President, Foodmaker, Inc. 1981-83. Company service, 25 years.

James R. Elsesser, 51, Vice President and Chief Financial Officer since 1985 and
-----------------

Corporate Officer since 1985; Vice President, March-September, 1985; Treasurer, February-September, 1985. Company service, 10 years.

Patrick C. Mannix, 50, Vice President; President, Eveready Battery Company,
-----------------

Inc., Specialty Business since 1995; Executive Vice President, Eveready Battery Company, International 1991 - 1995 and Corporate Officer since 1992; Area Chairman, Asia Pacific operations, Eveready Battery, 1985-91. Company service, 32 years, including 23 years with Eveready Battery Division of Union Carbide Corporation.

W. Patrick McGinnis, 48, Vice President; President and Chief Executive Officer,
-------------------

Pet Products Group since 1992 and Corporate Officer since 1984; President and Chief Operating Officer, Grocery Products Group 1989-92; Vice President and President, Branded Foods Group 1987-89; Vice President and Executive Vice President, Grocery Products Division 1984-87; Division Vice President, Marketing, Grocery Products Division 1983-84; Executive Vice President and Director, Grocery Products Division, Ralston Purina Canada, Inc. 1980-83. Company service, 23 years.

George L. Meffert, Jr., 55, Vice President; President, Eveready Battery Company,
-----------------

Inc. since 1995; Executive Vice President, North America, Eveready Battery Company, 1988 - 1995 and Corporate Officer since 1992; Area Chairman, Latin American operations, Eveready Battery, 1985-88. Company service, 30 years, including 21 years with Eveready Battery Division of Union Carbide Corporation.

J. Patrick Mulcahy, 51, Vice President; Chairman of the Board and Chief
------------------

Executive Officer, Eveready Battery Company, Inc., and responsible for Ralston Purina International since 1987 and Corporate Officer since 1984; Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; Division Vice President, Director of Marketing, Grocery Products Group 1980-81. Company service, 28 years.

James M. Neville, 56, Vice President, General Counsel and Secretary since 1989,
----------------

and Corporate Officer since 1983; Vice President and General Counsel 1984-89. Company service, 12 years.

Ronald D. Winney, 53, Treasurer and Corporate Officer since 1985; Division Vice
----------------

President and Assistant Treasurer 1984-85; Assistant Treasurer 1977-85. Company service, 26 years.

Anita M. Wray, 41, Vice President and Controller since April 1994; Division Vice
-------------

President and Director of Financial Accounting Services, 1985-1994. Company service, 16 years.

(Ages and years of service as of December 31, 1995.)


                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

     The Company's RAL is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30, 1995, there were 24,324 shareholders of record of the Company's RAL Stock.

     The following tables set forth dividends paid and range of market prices for the RAL Stock and the Company's Ralston-Continental Baking Group Common Stock (`CBG Stock'')* (for the year ended September 30):


                                                           Dividends Paid
                                                 ---------------------------------

                                         RAL Stock                                        CBG Stock
                                       --------------                                   --------------
                               1995                       1994                   1995                  1994
                               -----                     -----                  -----                 -----

First Quarter                   $.30                        $.30                                      $.08
Second Quarter                  $.30                        $.30
Third Quarter                   $.30                        $.30
Fourth Quarter                  $.30                        $.30

                                                         Market Price Range

                                      RAL Stock                                  CBG Stock
                                   --------------                              --------------
                                   1995                  1994                1995                   1994
                                  -----                 -----                -----                  -----
First Quarter              $45 3/4 - 40 1/2      $42 3/4 - 38 1/4      $5 1/2 - 3 5/8         $10     - 7 1/2
Second Quarter             $50 1/8 - 43 1/2      $46 3/8 - 38 1/4      $4 5/8 - 3 1/4         $9 5/8 - 6 3/8
Third Quarter              $51 3/4 - 46 3/8      $39 1/2 - 33 1/2      $4 1/2 - 3 5/8         $6 7/8 - 4 1/2
Fourth Quarter             $59       - 48 5/8    $42 1/4 - 34 3/8                <F*>         $6       - 4
<F*> On May 15, 1995, the Company exchanged each outstanding share of CBG Stock for .0886 shares of RAL Stock as permitted by
Ralston's Restated Articles of Incorporation (Articles).  The exchange represented a 15% premium to the relative trading values of the CBG Stock and RAL Stock for the period March 31 through April 6, 1995, as provided in the Articles.

Item 6.  Selected Financial Data.

     The summary of selected financial data regarding Ralston Purina Company appearing on pages 12 through 13, of the Ralston Purina Company 1995 Annual Report to Shareholders is hereby incorporated by reference.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information appearing under "Ralston Purina Company and Subsidiaries Financial Review" on pages 15 through 21 and the information appearing under "Ralston Purina Company and Subsidiaries Business Segment Information" on pages 22 through 24 of the Ralston Purina Company 1995 Annual Report to Shareholders is hereby incorporated by reference.


Item 8.   Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiaries appearing on pages 26 through 46, together with the report thereon of Price Waterhouse LLP on page 25, and the supplementary data under "Ralston Purina Company and Subsidiaries Quarterly Financial Information" on pages 47 through 48 of the Ralston Purina Company 1995 Annual Report to Shareholders are hereby incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                    PART III


Item 10.  Directors of the Registrant.

     The information regarding directors on pages 5 through 11 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1995 is hereby incorporated by reference.


Item 11.  Executive Compensation.
     Information appearing under "Executive Compensation" on pages 17 through 21, "Stock Ownership" on pages 7 through 9, and the remuneration information under "Directors' Meetings, Committees and Fees" on pages 9 through 11 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1995 is hereby incorporated by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" on pages 7 through 9 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1995 is hereby incorporated by reference.


Item 13.   Certain Relationships and Related Transactions.

     Information appearing under `Other Transactions'' on page 25 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1995, is hereby incorporated by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

1.  Documents filed with this report:

   a. Financial statements previously incorporated by reference under Item 8 hereinabove.

     - Report of Independent Accountants.
     - Consolidated Statement of Earnings -- for years ended September 30, 1995, 1994 and 1993.
     - Consolidated Balance Sheet -- for years ended September 30, 1995 and
      1994.
     - Consolidated Statement of Cash Flows -- for years ended September 30, 1995, 1994, and 1993.
     - Consolidated Statement of Shareholders Equity -- for years ended September 30, 1995, 1994 and 1993.
     - Notes to Financial Statements.

   b. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     (3i) The Restated Articles of Incorporation of Ralston Purina Company, effective July 30, 1993, are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
     (3ii)          The By-Laws of Ralston Purina Company, as amended November
          16, 1995.
     (4) The Second Amended Rights Agreement, effective July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993 and to the Company's Amendment No. 3 to Form 8-A/A filed on December 11, 1995.
     (4) The Certificate of Designation of Ralston Purina Company Series A ESOP Preferred Stock dated as of July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
     (4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

     (10)  Material Contracts.

        (i) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1983.

             (a)    Form of letter agreement dated June 18, 1982, to certain
                officers providing for deferral of bonuses for fiscal year
                1982.*
             (b)    Form of letter agreement to certain officers regarding
                Deferred Bonus Plan.*

        (ii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1985.

             (a)    Form of Agreement for Conversion of Deferred Compensation.*
             (b)    Form of Agreement for Conversion of Existing Deferrals over
                $100,000.*
             (c)    Form of Agreement for Conversion of 1968 Restricted Stock.*
             (d)    Form of Agreement for Conversion of Benefits under the
                Supplemental Death Benefits Plan.*
             (e)    Form of Agreement for Deferral of 1985 Annual Cash Bonus.*
             (f)    Form of Agreement for Deferral of 1985 ITIP Award Accruals.*
             (g)    Form of Non-Qualified Stock Option, effective September 22,
                1983, as amended.*

        (iii) The Form of 1986 Stock Performance Award is incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1986.*

        (iv) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1987.

             (a)    Form of Agreement for Deferral of 1986 Annual Cash Bonus.*
             (b)    Form of Agreement for Deferral of 1986 ITIP Award Accruals.*

        (v) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1988.

             (a)    Executive Life Plan, as amended September 24, 1987.*
             (b)    Ralston Purina Company Incentive Compensation Plan, as
                adopted December 15, 1966, and amended September 1, 1968, and September 25, 1987.*
             (c)    Ralston Purina Company 1972 Incentive Compensation Plan, as
                amended September 25, 1987.*
             (d)    Form of Agreements for Deferral of 1987 Annual and Special
                Cash Bonuses.*
             (e)    Form of Agreements for Deferral of 1988 Annual and Special
                Cash Bonuses.*
             (f)    Form of Stock Performance Awards, effective March 24, 1988.*
             (g)    Ralston Purina Company 1982 Incentive Stock Plan as amended
                June 19, 1985, and January 21 and March 25, 1988.*
             (h)    Ralston Purina Company 1988 Incentive Stock Plan, as amended
                January 21 and March 25, 1988.*
             (i)    Personal Financial Planning Program, as amended July 21,
                1988.*
             (j)    Retirement Plan for Non-Management Directors, as amended
                November 20, 1987 and July 22, 1988.*
             (k)    Form of Non-Qualified Stock Option, effective September 22,
                1988.*
             (l)    Executive Health Plan, as amended April 1, 1985, September
                24, 1987 and July 21 and November 17, 1988.*

        (vi) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1989.

             (a)    Ralston Purina Company Supplemental Retirement Plan, as
                amended May 26, 1989.*
             (b)    Change in Control Severance Compensation Plan, as amended
                September 21, 1989.*
             (c)    Executive Long-Term Disability Plan, as adopted September
                22, 1989.*
             (d)    Executive Savings Investment Plan, as amended May 25, 1989.*
             (e)    Personal Financial Planning Program, as amended May 25,
                1989.*

        (vii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1990.

             (a)    Form of Management Continuity Agreements, as amended
                September 28, 1990.*
             (b)    Form of Non-Qualified Stock Option, effective May 24, 1990.*
             (c)    Deferred Compensation Plan for Non-Management Directors, as
                amended September 25, 1987, July 22, 1988 and May 25, 1990.*
             (d)    Deferred Compensation Plan for Key Employees, as amended
                September 21, 1989, April 9, 1990 and November 21, 1990.*
             (e)    Form of Agreement for Deferral of 1985, 1986 and 1989 Annual
                and Special Cash Bonuses.*
             (f)    Form of letter amending Restricted Stock Awards and Non-
                Qualified Stock Options, as of September 27, 1990.*

        (viii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1991.

             (a)    Form of Split Dollar Second to Die Insurance Agreement.*
             (b)    Form of letter amending certain outstanding Restricted Stock
                Awards and Non-Qualified Stock Options, as of November 21,
                1991.*
             (c)    Form of letter for Deferral of 1992 Bonus Award.*

        (ix) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1992.

             (a)    Form of letter amending certain outstanding Restricted Stock
                Awards and Non-Qualified Stock Options, dated as of September 29, 1992.*
             (b)    Form of letter for Deferral of 1993 Bonus Award.*
             (c)    Form of Agreement for Deferral of 1991 Annual and Special
                Cash Bonuses.*
             (d)    Form of Agreement for Deferral of 1991 Annual Cash Bonus.*
             (e)    Form of 1991 Non-Qualified Stock Option.*
             (f)    Form of Indemnification Agreement with directors and
                corporate officers.*

        (x) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

             (a)    Form of Agreement for Deferral of 1992 Annual and Special
                Bonuses.*
             (b)    Form of Agreement for Deferral of 1992 Annual Cash Bonus.*
             (c)    Form of Amendment to 1988 Non-Qualified Stock Option.*
             (d)    Form of Amendment to 1990 Non-Qualified Stock Option.*
             (e)    Form of Amendment to 1991 Non-Qualified Stock Option.*
             (f)    Form of Deferred Compensation Plan for Key Employees, as
                amended, September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993 and November 18, 1993.*
             (g)    Form of Deferred Compensation Plan for Non-Management
                Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990, October 27, 1992, July 30, 1993 and November 18, 1993.*
             (h)    Form of letter amending Restricted Stock Awards, dated as of
                September 24, 1993.*
             (i)    Conversion Opportunity for Continental Baking Company
                Employees dated October 13, 1993.*
             (j)    1993 Salary Acceleration Request and Agreement dated
                November 17, 1992.*
             (k)    1994 Salary Acceleration Request and Agreement dated October
                14, 1993.*

        (xi) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1994.

             (a)    Form of Letter for Deferral of 1995 Bonus Award.*
             (b)    The Agreement and Plan of Reorganization between the Company and Several of its Subsidiaries and Ralcorp Holdings, Inc. dated March 31, 1994 is incorporated by reference to the Company's Form 8-K/A dated April 14, 1994.
             (c)    Form of Conversion Agreement and Option for Continental
                Baking Company Employees, effective November 18, 1993.*
             (d)    Trust Agreement between Ralston Purina Company and Wachovia
                Bank of North Carolina, N.A., dated as of September 15, 1994.
             (e)    Leveraged Incentive Plan, adopted as of September 23, 1994.*

        (xii) Deferred Compensation Plan for Non-Management Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990, October 27, 1992, July 30, 1993, November 18, 1993 and August 9, 1995.*

        (xiii) Deferred Compensation Plan for Key Employees, as amended September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993, November 18, 1993, and November 6, 1995.*

        (xiv)       Form of Letter for Deferral of 1996 Bonus Award.*

        (xv) Form of March 23, 1995 Non-Qualified Stock Option Contract.*

        (xvi)       Form of September 28, 1995 Non-Qualified Stock Option
             Contract.*

        (xvii) Form of September 28, 1995 Non-Qualified Performance Stock Option Contract.*

        (xviii)     Form of Agreement for Deferral of 1995 Annual Cash Bonus.*

        (xviv) Retirement Plan for Non-Management Directors, as amended November 20, 1987, July 22, 1988, May 26, 1989 and November 16, 1995.*

        (xx) Form of Termination Agreement and Agreement for Consulting Services with Paul H. Hatfield dated December 7, 1994.*

     (11) Statement re: Computation of Per Share Earnings.
     (13) Pages 11 to 48 of the Ralston Purina Company Annual Report to Shareholders 1995, which are incorporated herein by reference, are filed herewith.
     (21) Subsidiaries of the Registrant.
     (23) Consent of Independent Accountants.
     (27) Financial Data Schedule

     * Denotes a management contract or compensatory plan or arrangement.

2. Current Reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended September 30, 1995 on the following dates:

     On July 24, 1995 the Company filed a Current Report on Form 8-K describing the sale by VCS Holding Company, a wholly-owned subsidiary of Ralston Purina Company, of 100% of the capital stock of Continental Baking Company, a subsidiary engaged in the wholesale baking business, to Interstate Bakeries Corporation, and its wholly owned subsidiary Interstate Brands Corporation. Unaudited Pro Forma Consolidated Financial Statements of Ralston Purina Company at, or for periods ended, June 30, 1995 were filed as an exhibit to the Form 8-K.

     On September 29, 1995, the Company filed a Current Report on Form 8-K describing the issuance and sale of $175,000,000 in aggregate principal amount of the Company's 7 3/4% Debentures due October 1, 2015, and filing as an exhibit the Terms Agreement dated September 27, 1995, between the Company, Morgan Stanley & Co. Incorporated, Dillon, Read & Co. Inc. and A.G. Edwards & Sons, Inc. and the Form of Debenture.
                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALSTON PURINA COMPANY


By  /s/William P. Stiritz
William P. Stiritz
Chairman of the Board and
Chief Executive Officer

Date:     December 15, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 15, 1995, by the following persons on behalf of the registrant in the capacities indicated.

     Signature                Title


/s/William P. Stiritz
-------------------------------         Chairman of the Board, Chief
  William P. Stiritz                    Executive Officer, President
                                        and Director

/s/James R. Elsesser
-------------------------------         Vice President and Chief
  James R. Elsesser                     Financial Officer

/s/Anita M. Wray
-------------------------------         Vice President and Controller
  Anita M. Wray

/s/David R. Banks
-------------------------------         Director
  David R. Banks

/s/John H. Biggs
------------------------------          Director
  John H. Biggs

/s/Donald Danforth, Jr.
------------------------------          Director
  Donald Danforth, Jr.

/s/William H. Danforth
-------------------------------         Director
  William H. Danforth

/s/David C. Farrell
-------------------------------         Director
  David C. Farrell

/s/M. Darrell Ingram
------------------------------          Director
  M. Darrell Ingram

/s/Richard A. Liddy
------------------------------          Director
  Richard A. Liddy

/s/John F. McDonnell
------------------------------          Director
  John F. McDonnell

/s/Katherine D. Ortega
------------------------------          Director
  Katherine D. Ortega

                       Financial Statement and Schedules

     The consolidated financial statements of the Registrant have been incorporated by reference under Item 8. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

     Schedules not included have been omitted because they are not applicable or