Form 10-Q
period 1995-12-31
RALSTON PURINA CO
filed 1996-02-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 1995

                           Commission File No. 1-4582


                             RALSTON PURINA COMPANY
                             ----------------------

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

                                    YES:   X                NO:
                                         -----                   -----


Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on February 13, 1995:

                                  105,955,268
                                  -----------



PART I -    FINANCIAL INFORMATION



                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
        ----------------------------------------------------------------


OPERATING RESULTS

Net earnings for the three months ended December 31, 1995 were $128.5 million, compared to $101.1 million for the same period in the prior year. During the quarter ended December 31, 1994, the Company recorded provisions for battery products restructuring of $16.3 million, after taxes.
Effective July 22, 1995, the Company sold its Continental Baking Company (CBC) subsidiary. On May 15, 1995, the Company exchanged each outstanding share of its Ralston-Continental Baking Group Common Stock (CBG Stock) for shares of its Ralston-Ralston Purina Group Common Stock (RAL Stock). Pro forma earnings, assuming that each of these events had occurred on October 1, 1994, and before restructuring charges, increased $6.1 million in the current quarter to $128.5 million, compared to $122.4 million for the same period last year. The increase resulted from higher operating profit and a lower income tax rate, partially offset by foreign currency losses related to Mexican operations. Earnings per share for the quarter ended December 31, 1995, on this basis, were $1.23 and $1.15 on a primary and fully diluted basis, respectively, compared to $1.16 and $1.09 in the prior year.


BUSINESS SEGMENTS

Sales for the Pet Products segment for the quarter increased on the inclusion of sales from Golden Cat, acquired in April 1995, and higher pet food volume. Operating profit for the quarter increased slightly as the benefit of higher sales was nearly offset by higher advertising and promotion support for core brands and new products, and higher pet food ingredient and packaging costs. Price increases are expected to offset higher costs beginning in the second quarter.

Sales of the Battery Products segment increased slightly in the quarter over the same period last year as strong alkaline volume growth in the Asia Pacific region was nearly offset by sales declines in Pan America caused by poor economic conditions, particularly in Mexico. Domestically, sales were flat with alkaline improvements offset by lower rechargeable sales to the OEM (original equipment manufacturers) market segment. Domestic alkaline volume growth was below expectations due to a weak retail holiday selling season.
Operating profit for the quarter increased slightly over the first quarter last year, excluding restructuring charges. Strong performance in the Asia Pacific region and improved results in Europe were nearly offset by declines in Pan America, and higher investments in information systems. Margin percentages in Europe and Pan America improved reflecting the 1995 plant closings.

During the quarter ended December 31, 1994, the Company recorded charges of $16.3 million, after taxes, or $.16 and $.15 per primary and fully diluted share, respectively, in connection with the restructuring of its worldwide carbon zinc battery production capacity. On a pre-tax basis, charges were $22.9 million and consisted of termination benefits of $12.2 million, other cash exit costs of $3.3 million and non-cash charges of $7.4 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

During the current quarter 279 employees were severed in connection with the restructuring plan. Other activities related to the restructuring plan during the quarter were as follows:


Reserve balance at September 30, 1995
Cash exit costs incurred during the quarter
Increase due to translation

Reserve balance at December 31, 1995



Sales of the soy protein products business increased on strong volume in food protein products and favorable foreign currency exchange rates. Operating profit increased as higher sales were partially offset by higher business development costs.

Sales for international agricultural products increased on higher volume and prices in most world areas. Operating profit was up slightly as higher sales were nearly offset by lower earnings in the Americas.

RESULTS OF OPERATIONS

Comparisons in this paragraph exclude the results of the sold CBC operations in the prior year costs. Cost of products sold as a percentage of sales was 57.1% in the current quarter compared to 57.0% in last year's first quarter. Improvements in battery and soy protein products were offset by increased
percentages in pet products and international agricultural products.   The
battery products' plant closings in 1995 contributed to margin improvements.
Pet products were unfavorably impacted by higher ingredient and packaging costs. Selling, general and administrative expenses were 15.7% and 15.4% of sales in the current and prior year first quarters, respectively. The increase was primarily due to systems development costs in battery products and business
development costs in soy protein products.   Advertising and promotion expense
for those periods was 11.4% and 10.7% of sales, respectively, on increases in pet products. Other income/expense, net, was unfavorable by $8.2 million on higher foreign currency translation and exchange losses, primarily in Mexico.

Income taxes include federal, state and foreign taxes and were 38% of earnings before income taxes for the current quarter, compared to 42.7% in the prior year. Exclusive of the impact of restructuring provisions, the prior year tax rate was 41%. Income taxes in the current year are lower by three percentage points due to elimination or moderation of operating losses in certain foreign jurisdictions where valuation allowances had been established for tax benefits on such losses and due to the realization of certain previously unrecognized net operating loss carryforwards. The income tax percentage in the prior year was also influenced by certain restructuring provisions which did not result in tax benefits due to foreign tax loss situations.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow generated from operations. For the quarter ended December 31, 1995, cash flow from operations was $166.6 million compared to $143.4 million in the quarter ended December 31, 1994. The increase in cash flow in the current year is primarily due to changes in working capital. Working capital at December 31, 1995 was $100.1 million compared to $21.8 million at September 30, 1995. Cash and cash equivalents at December 31, 1995 were $71.8 million compared to $44.3 million at September 30, 1995.

On October 2, 1995, the Company issued $175 million of 7-3/4% fixed rate long-term debt.

As of February 5, 1996, approximately 1,584,200 shares remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RAL Stock.

                       RALSTON PURINA COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF EARNINGS
                     (Dollars in millions except per share data)

                                                            Quarter Ended
                                                             December 31,
                                                          1995          1994
                                                          ----          ----
Net Sales                                             $ 1,654.9     $ 1,991.8
                                                       ---------     ---------
Costs and Expenses
  Cost of products sold                                   944.6       1,110.3
  Selling, general and administrative                     259.5         455.0
  Advertising and promotion                               188.9         178.8
  Interest expense                                         49.7          48.9
  Provisions for restructuring                                           22.9
  Other (income)/expense, net                               8.0          (0.4)
                                                       ---------     ---------
                                                        1,450.7       1,815.5
                                                       ---------     ---------
Earnings before Income Taxes and
  Equity Earnings                                         204.2         176.3
Income Taxes                                              (77.6)        (75.2)
                                                       ---------     ---------
Earnings before Equity Earnings                           126.6         101.1
Equity Earnings, Net of Taxes                               1.9
                                                       ---------     ---------
Net Earnings                                              128.5         101.1
Preferred Stock Dividend, Net of Taxes                     (3.6)         (4.8)
                                                       ---------     ---------
Earnings Available to Common Shareholders             $   124.9     $    96.3
                                                       =========     =========



Earnings Per Share (pro forma in prior year
  assuming one class of common stock):
      Primary                                         $    1.23     $    0.95
      Fully Diluted                                   $    1.15     $    0.89

  RAL Stock (based on RPG earnings):
      Primary                                                       $    1.02
      Fully Diluted                                                 $    0.95

  CBG Stock:
      Primary                                                       $   (0.28)
      Fully Diluted                                                 $   (0.28)

            See Accompanying Notes to Condensed Financial Statements.

                       RALSTON PURINA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                     (Condensed)
                                (Dollars in millions)


                                                 Dec. 31,      Sept. 30,
                                                   1995           1995
            Assets                              ---------      ---------
Current Assets
  Cash and cash equivalents                    $    71.8      $    44.3
  Receivables, less allowance for doubtful
    accounts of $37.3 and $34.3, respectively      982.0          801.4
  Inventories
    Raw materials and supplies                     212.2          209.1
    Work in process                                121.3          111.4
    Finished products                              413.8          445.7
  Other current assets                             163.9          151.1
                                                ---------      ---------
    Total Current Assets                         1,965.0        1,763.0
                                                ---------      ---------

Investments and Other Assets                     1,468.7        1,453.3
                                                ---------      ---------
Property at Cost                                 2,658.1        2,606.0
  Accumulated depreciation                       1,286.2        1,255.1
                                                ---------      ---------
                                                 1,371.9        1,350.9
                                                ---------      ---------
      Total                                    $ 4,805.6      $ 4,567.2
                                                =========      =========

   Liabilities and Shareholders Equity
Current Liabilities
  Current maturities of long-term debt         $   308.3      $   303.2
  Notes payable                                    504.4          503.2
  Accounts payable                                 399.8          400.5
  Other current liabilities                        652.4          534.3
                                                ---------      ---------
    Total Current Liabilities                    1,864.9        1,741.2
                                                ---------      ---------
Long-Term Debt                                   1,586.8        1,602.1
                                                ---------      ---------
Deferred Income Taxes                               56.3           53.6
                                                ---------      ---------
Other Liabilities                                  489.7          479.3
                                                ---------      ---------
Redeemable Preferred Stock                         336.9          348.7
                                                ---------      ---------
Unearned ESOP Compensation                        (143.3)        (151.9)
                                                ---------      ---------
Shareholders Equity
  Preferred stock
  Common stock                                      11.5           11.5
  Capital in excess of par value                   188.3          169.6
  Retained earnings                              1,213.1        1,089.7
  Cumulative translation adjustment                (54.0)         (50.3)
  Common stock in treasury, at cost               (480.5)        (481.7)
  Unearned portion of restricted stock              (5.0)          (5.3)
  Value of common stock held in Grantor Trust     (259.1)        (239.3)
                                                ---------      ---------
    Total Shareholders Equity                      614.3          494.2
                                                ---------      ---------
      Total                                    $ 4,805.6      $ 4,567.2
                                                =========      =========

See Accompanying Notes to Condensed Financial Statements.


                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                              (Dollars in millions)

                                                            Quarter Ended
                                                             December 31,
                                                          1995         1994
Cash Flow from Operations                              ---------    ---------
  Net earnings                                        $   128.5    $   101.1
  Non-cash items included in income                        62.1         80.5
  Changes in assets and liabilities
    used in operations                                    (24.8)       (47.3)
  Other, net                                                0.8          9.1
                                                       ---------    ---------
    Net cash flow from operations                         166.6        143.4
                                                       ---------    ---------
Cash Flow from Investing Activities
  Acquisition of businesses                               (25.1)
  Property additions, net                                 (53.4)       (57.2)
  Other, net                                               (4.8)        (9.4)
                                                       ---------    ---------
    Net cash provided (used) by investing activities      (83.3)       (66.6)
                                                       ---------    ---------
Cash Flow from Financing Activities
  Net cash flow provided (used) by debt                    (4.3)       (57.3)
  Dividends paid                                          (42.3)       (45.7)
  Other, net                                               (8.8)        (0.5)
                                                       ---------    ---------
    Net cash provided (used) by financing activities      (55.4)      (103.5)
                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash                    (0.4)        (5.1)
                                                       ---------    ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                         27.5        (31.8)
Cash and Cash Equivalents, Beginning of Period             44.3        126.0
                                                       ---------    ---------
Cash and Cash Equivalents, End of Period              $    71.8    $    94.2
                                                       =========    =========


See Accompanying Notes to Condensed Financial Statements.


                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                  (Dollars in millions except per share data)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Ralston Purina Company (the Company) Annual Report to Shareholders for the year ended September 30, 1995.

Note 2 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,154,000 and 4,061,000 shares of RAL Stock held by Ralston's Grantor Trust at December 31, 1995 and 1994, respectively. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. The shares used in earnings per share computations were as follows:

                                          (in millions)
                                          Quarter Ended
                                           December 31,
                                         1995        1994
                                       ---------   ---------
Primary                                  101.7      101.9
Fully Diluted                            110.5      112.2
  (Pro forma in prior year assuming
  one class of common stock)

Primary
 RAL Stock                                          100.0
 CBG Stock                                           20.6

Fully Diluted
 RAL Stock                                          110.3
 CBG Stock                                           22.3*


* Due to anti-dilution for the quarter ended December 31, 1994, fully diluted earnings per share as reported on the statement of earnings is revised to exclude anti-dilutive securities from the computation.


Note 3 - As of December 31, 1995, there were 101,743,000 shares of RAL Stock outstanding, exclusive of 8,791,000 shares held in treasury and 4,154,000 Grantor Trust shares. At September 30, 1995, there were 101,721,000 shares of RAL Stock outstanding, exclusive of 8,831,000 RAL Stock shares held in treasury and 4,135,000 RAL Stock shares held by the Grantor Trust.

Note 4 - Other (income)/expense, net for the quarter consists of the following:


                                           December 31,
                                        1995       1994
                                      ---------  ---------
Net translation and exchange loss        $13.2       $2.0
Investment income                         (2.2)      (2.0)
Miscellaneous (income)/expense            (3.0)      (0.4)
                                      ---------  ---------
                                          $8.0      ($0.4)
                                      =========  =========

Note 5 - Investments and Other Assets consists of the following:

                                       Dec. 31,  Sept. 30,
                                         1995       1995
                                      ---------  ---------
Goodwill                                $525.6     $519.6
Other intangible assets                  279.5      286.9
Investments in affiliated companies      292.1      295.6
Deferred charges and other assets        371.5      351.2
                                      ---------  ---------
                                      $1,468.7   $1,453.3
                                      =========  =========


Note 6 - During the quarter ended December 31, 1994, the Company recorded charges of $16.3, after taxes, or $.16 and $.15 per primary and fully diluted share, respectively, in connection with the restructuring of its worldwide carbon zinc battery production capacity. On a pre-tax basis, charges were $22.9 and consisted of termination benefits of $12.2, other cash exit costs of $3.3 and non-cash charges of $7.4, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

During the current quarter, 279 employees were severed in connection with the restructuring plan. Cash exit costs related to the restructuring plan of $6.5 were incurred during the quarter ended December 31, 1995.

Note 7 - On May 15, 1995, the Company exchanged each outstanding share of Ralston-Continental Baking Group Common Stock (CBG Stock) for .0886 shares of Ralston-Ralston Purina Group Common Stock (RAL Stock) as permitted by Ralston's Restated Articles of Incorporation (CBG Stock Exchange).

Note 8 - Effective July 22, 1995, the Company sold Continental Baking Company
(CBC) to Interstate Bakeries Corporation (IBC) and its wholly-owned subsidiary, Interstate Brands Corporation, for $220 in cash and 16,923,077 shares of common stock of IBC (the IBC Stock). The Company's earnings and cash flows reflect the operations of CBC through July 22, 1995.

The following pro forma consolidated statement of earnings reflects the results of operations of the Company for the quarter ended December 31, 1994 as if the sale of CBC and the CBG Stock Exchange had occurred as of October 1, 1994. Such statement has been prepared by adjusting the historical statement for the effects of revenues, expenses, assets and liabilities and the recapitalization which might have occurred had the sale of CBC and the CBG Stock Exchange been effected as of October 1, 1994.
This pro forma financial statement may not necessarily reflect the consolidated results of operations that would have existed had the sale of CBC and the CBG Stock Exchange occurred as of the date specified.


                    PRO FORMA CONSOLIDATED STATEMENT OF EARNINGS
                     (Dollars in millions except per share data)

                                             Quarter Ended
                                           December 31, 1994
                                           -----------------
Net Sales (a)                                  $  1,513.1

Costs and Expenses
  Cost of products sold (a)                         862.6
  Selling, general and administrative (a)           232.9
  Advertising and promotion (a)                     162.6
  Interest expense (b)                               46.2
  Provisions for restructuring (a)                   22.9
  Other (income)/expense, net (a)                    (0.2)
                                                 ---------
                                                  1,327.0
                                                 ---------
Earnings before Income Taxes and
  Equity Loss                                       186.1
Income Taxes (c)                                    (79.2)
                                                 ---------
Earnings before Equity Loss                         106.9
Equity Loss, Net of Taxes (d)                        (0.8)
                                                 ---------
Net Earnings                                   $    106.1
                                                 =========
Earnings per Share (e):                        $     1.00
   Primary                                     $     0.94
   Fully Diluted

Average Shares Outstanding Used in
  Earnings per Share Computation (e):
   Primary                                          101.9
   Fully Diluted (f)                                111.0

(a) Excludes results of operations for CBC.
(b) Reflects reduction of interest expense at an average rate of 6.75% assuming debt repayment of $160 by the Company from a portion of the CBC sale proceeds.
(c) Reflects the applicable federal and state statutory tax rates for the pro forma adjustments.
(d) Reflects the Company's 46% share of IBC pro forma loss.
(e) Reflects exchange of CBG Stock for 1.8 million shares of RAL Stock.
(f) Reflects redemption of Redeemable Preferred Stock allocated to CBC
     ESOP participants.


PART II -   OTHER INFORMATION
            ------------------

There is no information required to be reported under any items except those indicated below.


  Item 2.   Changes in Securities
            ---------------------

On February 1, 1996, shareholders of the Company approved amendments to the Company's Restated Articles of Incorporation which eliminated the authorization in the Articles to issue shares of a class of common stock designated as Ralston-Continental Baking Group Common Stock (`CBG Stock''). All outstanding shares of CBG Stock were exchanged in May of 1995 for shares of the Company's Ralston-Ralston Purina Group Common Stock (now redesignated as Ralston Purina Company Common Stock), and after that time there were no outstanding holders of CBG Stock. The amendments to the Company's Restated Articles of Incorporation did not affect the rights of holders of Ralston Purina Company Common Stock.


  Item 4.   Submission of Matter to a Vote of Security Holders
            --------------------------------------------------

The Company held its Annual Meeting of Shareholders on February 1, 1996, for the purpose of electing four directors to serve three-year terms ending January, 1999, to ratify the Board of Directors' appointment of Price Waterhouse as independent accountants for the Company for the fiscal year ending September 30, 1996, to consider certain proposed amendments to the Company's Restated Articles of Incorporation, and to consider adoption of the 1996 Incentive Stock Plan for Key Management Employees.
The number of votes cast, and the number of shares voting, for or against each candidate and the number of votes cast for the ratification, as well as the number of abstentions with respect thereto, is as follows:


                           VOTES                VOTES
                            FOR               WITHHELD
                            ---               --------

Donald Danforth, Jr.    96,250,891           1,316,344
William H. Danforth     96,227,866           1,339,369
Richard A. Liddy        95,797,963           1,769,272
Katherine D. Ortega     96,032,226           1,535,009




                    VOTES          VOTES            VOTES
                     FOR          AGAINST         ABSTAINED
                     ---          -------         ---------

Ratification     96,632,555       534,872         399,808
of Price
Waterhouse


                    VOTES            VOTES           VOTES
                     FOR            AGAINST        ABSTAINED
                     ---            -------        ---------

Amendments to    94,288,294        1,189,746       2,089,195
Restated
Articles of
Incorporation
                    VOTES            VOTES           VOTES
                     FOR            AGAINST        ABSTAINED
                     ---            -------        ---------

1996 Incentive   85,395,540        9,770,495       2,401,200
Stock Plan for
Key Management
Employees




Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)      Exhibits filed with this Report:

            (3)(i)   Restated Articles of Incorporation, amended
                     February 1, 1996

            (11)     Statement, re: Computation of Per Share Earnings.

            (27)     Financial Data Schedule

            (b)      Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              RALSTON PURINA COMPANY
                              ----------------------
                              Registrant

                              By /S/ JAMES R. ELSESSER
                              ----------------------
                              James R. Elsesser
                              Vice President and Chief
                              Financial Officer


Date:  February 14, 1996


EXHIBIT INDEX
-------------


Exhibits
--------

         EX-3     Restated Articles of Incorporation of Ralston Purina Company
         EX-11    Computation of Earnings Per Share
         EX-27    Finanical data schedule for 1st Quarter 1996

         (provided electronically)