Form 10-Q
period 1996-03-31
RALSTON PURINA CO
filed 1996-05-08
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

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

                              YES:   X       NO:


Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on May 7, 1996:


                               105,990,553




PART I -  FINANCIAL INFORMATION

                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
        ----------------------------------------------------------------


Operating Results

Net earnings for the six months ended March 31, 1996 were $187.6 million, compared to $152.5 million for the same period in the prior year. During the six months ended March 31, 1995, the Company recorded provisions for battery products restructuring of $28.0 million, after taxes.

Effective July 22, 1995, the Company sold its Continental Baking Company (CBC) subsidiary. On May 15, 1995, the Company exchanged each outstanding share of its Ralston-Continental Baking Group Common Stock (CBG Stock) for shares of its Ralston-Ralston Purina Group Common Stock, now designated as Ralston Purina Common Stock (RAL Stock). Pro forma earnings, assuming that each of these events had occurred on October 1, 1994, and before restructuring charges, increased $1.3 million in the current six months to $187.6 million, compared to $186.3 million for the same period in 1995. The increase resulted from slightly higher operating profit and a lower income tax rate, substantially offset by currency translation losses related to Mexican and Venezuelan operations and higher interest expense. Earnings per share for the six months ended March 31, 1996 were $1.77 and $1.67 on a primary and fully-diluted basis, respectively, compared to pro forma earnings per share before restructuring charges of $1.75 and $1.65 in the prior year.

For the quarter ended March 31, 1996, net earnings were $59.1 million compared to $51.4 million for the same quarter in 1995. Pro forma results in the second quarter of 1995, exclusive of restructuring charges, were $63.9 million compared to $59.1 million in the current quarter. The decrease of $4.8 million reflected flat operating earnings, higher interest expense and lower returns on other investments, partially offset by a lower tax rate. Primary and fully-diluted earnings per share on this basis were $.55 and $.52, respectively, in the current quarter compared to $.59 and $.56 in the prior year.

Business Segments

Sales for the Pet Products segment for the quarter and six months increased 18% on the inclusion of sales from Golden Cat, acquired in April 1995, higher pet food volume and higher second quarter domestic prices.

Operating profit for the quarter and six months increased slightly as the benefit of higher sales was nearly offset by higher advertising and promotion support for core brands and new products, and higher pet food ingredient and packaging costs.

Sales for the Battery Products segment were flat in the quarter and six months over the same periods of the prior year as strong alkaline volume growth in the Asia Pacific region was offset by sales declines in Pan America caused by poor economic conditions, particularly in Mexico and Brazil. Domestically, sales increased on higher alkaline volumes, primarily in the second quarter, and increased prices, partially offset by lower rechargeable sales to the OEM (original equipment manufacturers) market segment.

Operating profit for the quarter, excluding restructuring charges, decreased on lower rechargeable sales to the OEM market segment and higher systems development costs, partially offset by strong performances in Asia and in other Battery Products operations in the United States. For the six months, results were down slightly as increased domestic, Asia Pacific and European results were offset by declines in Pan America, lower rechargeable sales and higher systems costs. Margin percentages in Europe and Pan Am improved reflecting the 1995 plant closings.

During the quarter and six months ended March 31, 1995, the Company recorded charges of $11.7 million, after taxes, and $28.0 million, after taxes, respectively, or $.12 and $.10 per pro forma primary and fully-diluted share for the quarter and $.28 and $.25 per pro forma share, respectively, for the six months, in connection with the restructuring of its worldwide carbon zinc battery production capacity.

On a pre-tax basis, charges for restructuring for the six months were $35.0 million and consisted of termination benefits of $23.7 million, other cash exit costs of $3.3 million and non-cash charges of $8.0 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

During the current six months, one plant was closed and 692 employees were severed in connection with the restructuring plan. Other activities related to the restructuring plan during the six month period were as follows:

                                                   (millions)

Reserve balance at September 30, 1995                $ 43.9
Cash exit costs incurred during the six months        (12.0)
Increase due to translation                              .1

Reserve balance at March 31, 1996                    $ 32.0




Sales of the soy protein products business increased 9% in the six months and 7% in the quarter on strong volume in food protein products. Operating profit increased in the six months but declined in the quarter on higher volumes offset by increased business development costs.

Sales for international agricultural products increased 21% in the six months and 27% in the quarter on higher volumes, primarily due to acquisitions, and higher prices in most world areas related to increased raw material prices. Operating profit improvements reflected the acquisitions and purchases of minority interests.

Results of Operations

Cost of products sold as a percentage of sales, exclusive of CBC operations in the prior year, for the six months increased from 57.8% in 1995 to 58.5% in the current year. Improvements in battery and soy protein products were more than offset by increased percentages in pet and agricultural products. The battery products' plant closings in 1995 contributed to margin improvements. Pet products were unfavorably impacted by higher ingredient and packaging costs. Cost percentages in the second quarter were 60.2% and 58.8% of sales in 1996 and 1995, respectively, reflecting increased percentages in pet and agricultural products and sales increases in the lower margin Agricultural Products segment.

Comparisons in this paragraph exclude the results of the sold CBC operations in the prior year costs. Selling, general and administrative expenses were 17.1% of sales for the 1996 and 1995 six month periods. Advertising and promotion expense for those periods was 11.1% and 10.5% of sales, respectively, on increases in pet products. Other income/expense, net was unfavorable by $11.9 million for the six months on higher foreign currency translation and exchange losses, primarily in Mexico and Venezuela, and a lower return on other investments.

Income taxes include federal, state and foreign taxes and were 38% of earnings before income taxes for the six months ended March 31, 1996, compared to 43.7% in the prior year. Exclusive of the impact of restructuring provisions, the prior year tax rate was 41%. Income taxes in the current year are lower by three percentage points due to the elimination or moderation of operating losses in certain foreign jurisdictions where valuation allowances had been established for tax benefits on such losses and due to the realization of certain previously unrecognized net operating loss carryforwards. The income tax percentage in the prior year was also influenced by certain restructuring provisions which did not result in tax benefits due to foreign tax loss situations.

Financial Condition

The Company's primary source of liquidity is cash flow generated from operations. For the six months ended March 31, 1996, cash flow from operations was $283.3 million compared to $260.2 million in the six months ended March 31, 1995. The increase in cash flow in the current year is due to higher cash earnings and changes in working capital. Working capital was $66.9 million at March 31, 1996 compared to $21.8 million at September 30, 1995. Cash and cash equivalents at March 31, 1996 were $61.6 million compared to $44.3 million at September 30, 1995.

On October 2, 1995, the Company issued $175 million of 7-3/4% fixed rate long-term debt. On March 28, 1996, the Company filed a shelf registration statement for $400 million principal amount of debt securities.

On March 29, 1996, the Company announced its intention to separate its international agricultural animal feeds business in a tax-free spin-off to shareholders. Completion of the spin-off may take nine to 12 months and is contingent upon a favorable tax ruling from the Internal Revenue Service and approval by the Ralston Purina Board of Directors.

As of May 3, 1996, approximately 1,584,200 shares remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RAL Stock.

PART II - OTHER INFORMATION



There is no information required to be reported under any items except those indicated below.


Item 6.   Exhibits and Reports on Form 8-K


          (a)   Exhibits filed with this Report:

          (11)  Statement, re: Computation of Per Share Earnings.

          (27)  Financial Data Schedule

          (b)   Reports on Form 8-K
                The Registrant filed a Report on Form 8-K on April 1, 1996, to file its press release dated March 29, 1996, disclosing its intention to separate its international agricultural animal feeds business in a tax-free spin-off to shareholders




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RALSTON PURINA COMPANY
                         ----------------------
                         Registrant

                         By:  JAMES R. ELSESSER

                              James R. Elsesser
                              Vice President and Chief
                              Financial Officer


Date:  May 8, 1996

EXHIBIT INDEX
- -------------


Exhibits
- --------

       EX-11   Computation of Earnings Per Share
       EX-27   Financial data schedule for 1st Quarter 1996

       (provided electronically)