Form 10-Q
period 1996-06-30
RALSTON PURINA CO
filed 1996-08-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1996

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

                              YES:   X       NO:


Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on August 9, 1996:

                                  105,928,779

PART I -  FINANCIAL INFORMATION

                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
        ----------------------------------------------------------------


Operating Results

Net earnings for the nine months ended June 30, 1996 were $269.8 million compared to $220.7 million for the same period in the prior year. Net earnings for the nine months ended June 30, 1996 included an extraordinary loss on the early retirement of debt of $2.1 million, after taxes. Included in net earnings for the nine months ended June 30, 1995, were provisions for battery products restructuring of $32.3 million, after taxes.

Effective July 22, 1995, the Company sold its Continental Baking Company (CBC) subsidiary. On May 15, 1995, the Company exchanged each outstanding share of its Ralston-Continental Baking Group Common Stock (CBG Stock) for shares of its Ralston-Ralston Purina Group Common Stock, now designated as Ralston Purina Common Stock (RAL Stock). Pro forma earnings, assuming that each of these events had occurred on October 1, 1994, and before the charges described in the preceding paragraph, increased $15.9 million in the current nine months to $271.9 million, compared to $256.0 million for the same period in 1995. Earnings per share for the nine months ended June 30, 1996, on this basis, were $2.57 and $2.43 on a primary and fully-diluted basis, respectively, compared to $2.39 and $2.26 in the prior year.

The increased earnings for the first nine months of fiscal 1996 are primarily the result of higher operating profit and a lower income tax rate, partially offset by currency translation losses related to Mexican and Venezuelan operations and lower returns on other investments.

For the quarter ended June 30, 1996, net earnings were $82.2 million compared to $68.2 million for the same quarter in 1995. Exclusive of the previously mentioned extraordinary item, results in the current quarter were $84.3 million. Pro forma results in the third quarter of fiscal 1995 were $69.7 million, exclusive of after-tax restructuring provisions of $4.3 million. Primary and fully-diluted earnings per share on this basis were $.79 and $.75, respectively, in the current quarter compared to $.64 and $.61 in the prior year. Earnings improved $14.6 million on higher operating profit and a lower income tax rate.

Business Segments

Sales for the Pet Products segment increased 3% in the quarter over the prior year quarter due to higher domestic prices and international volume gains. For the nine months, sales increased 13% on the inclusion of sales from Golden Cat, higher pet food volume and higher prices.

Operating profit for the quarter decreased slightly as the positive effect of price increases and lower advertising and promotion spending were more than offset by higher pet food ingredient costs. For the nine months, operating profit increased slightly on the sales increase, nearly offset by higher ingredient and advertising and promotion costs.

Sales of the Battery Products segment increased slightly in the quarter and nine months over the same periods in the prior year. Increased year-to-date sales are primarily the result of higher volume in the Asia Pacific region and higher alkaline volume and prices and favorable mix in the United States. These gains were partially offset by decreased sales in Pan America and by lower rechargeable sales to Original Equipment Manufacturer customers. Additionally, in the quarter, European sales decreased while sales in Pan Am increased slightly, reversing the trend of decreasing sales experienced in the first and second quarters. During the third quarter, Energizer's new alkaline on-battery tester was introduced in the United States.

Operating profit, excluding restructuring charges, for the quarter increased significantly on strong performances in Asia and in the United States, partially offset by the effect of lower rechargeable sales to the OEM market segment.
For the nine months, strong performances in the current quarter were partially offset by higher systems development costs in the first half of the year.
Margin percentages in Europe and Pan Am improved reflecting the 1995 plant closings.

During the quarter and nine months ended June 30, 1995, the Company recorded after tax charges of $4.3 million and $32.3 million, respectively, or $.04 per share for the quarter and $.32 and $.29 per primary and fully diluted share, respectively, for the nine months, in connection with the restructuring of its worldwide carbon zinc battery production capacity.

On a pre-tax basis, charges for restructuring for the nine months were $41.1 million and consisted of termination benefits of $29.8 million, other cash exit costs of $3.3 million and non-cash charges of $8.0 million, primarily related to anticipated losses on disposal of land, buildings and machinery and equipment.

During the current nine months, 2 plants were closed and 928 employees were severed in connection with the restructuring plan. Other activities related to the restructuring plan during the nine month period were as follows:

                                                      (millions)

     Reserve balance at September 30, 1995               $ 43.9
     Cash exit costs incurred during the nine months      (20.2)
     Increase due to translation                             .3

     Reserve balance at June 30, 1996                    $ 24.0



Sales of the soy protein products business increased 8% in the quarter and nine months on strong volume in food protein products. Operating profit increased on higher volumes, partially offset by increased business development costs and, in the current quarter, higher raw material costs.

Sales for international agricultural products increased 29% in the quarter and 24% in the nine months on higher volumes, acquisitions and higher prices in most world areas related to increased raw material prices. Operating profit improvements reflect increased volumes, acquisitions and purchases of minority interests, and one-time management costs in the prior year quarter.

Results of Operations

Cost of products sold as a percentage of sales, exclusive of CBC operations in the prior year, for the nine months increased from 58.0% in 1995 to 59.3% in the current year. Improvements in battery and soy protein products were more than offset by increased percentages in pet and agricultural products. The battery products' plant closings in 1995 contributed to margin improvements. Pet and agricultural products were unfavorably impacted by higher grain prices. Cost percentages in the third quarter were 61.0% and 58.5% of sales in 1996 and 1995, respectively, reflecting increased raw material and ingredient costs in pet,
agricultural and soy protein products.   Price increases were insufficient to
maintain historical margin levels. In addition, sales increases in the lower margin Agricultural Products segment negatively impacted Company margins in both periods.

Comparisons in this paragraph exclude the results of the sold CBC operations in the prior year costs. Selling, general and administrative expenses were 17.2% and 17.8% of sales for 1996 and 1995 nine month periods, respectively. The decrease in 1996 was primarily due to 1995 spending on cost reduction programs. Advertising and promotion expense for those periods was 10.8% and 10.6% of sales, respectively, on increases in pet products. For the current quarter, advertising and promotion was 10.0% of sales, reflecting reduced spending in the quarter by Pet Products. Other income/ expense, net, was unfavorable by $17.4 million for the nine months on higher foreign currency translation and exchange losses, primarily in Mexico and Venezuela, and a lower return on other investments.

Income taxes include federal, state and foreign taxes and were 37.3% of earnings before income taxes for the nine months ended June 30, 1996, compared to 43.1% in the prior year. Exclusive of the impact of restructuring provisions, the prior year tax rate was 41%. Income taxes in the current year are lower due to the elimination or moderation of operating losses in certain foreign jurisdictions where valuation allowances had been established for tax benefits on such losses and due to the realization of certain previously unrecognized net operating loss carryforwards. The income tax percentage in the prior year was also influenced by certain restructuring provisions which did not result in tax benefits due to foreign tax loss situations.

Financial Condition

The Company's primary source of liquidity is cash flow generated from operations. For the nine months ended June 30, 1996, cash flow from operations was $327.3 million compared to $366.2 million in the nine months ended June 30, 1995. This decrease in cash flow in the current nine months is primarily due to changes in working capital, partially offset by higher cash earnings. Current liabilities exceeded current assets by $18.1 million at June 30, 1996, while current assets exceeded current liabilities by $21.8 million at September 30, 1995.

Cash flow used for investing activities decreased to $229.2 million in the first nine months of 1996 from $565.1 million during the same period of fiscal 1995. Fiscal 1995 included the acquisition of the assets of Golden Cat Corporation and a Mexican pet food company for $358.0 million.

During the quarter, the Company retired $200.0 million of 9.0% notes dues in 1996 and $40.5 million of 9.5% debentures due in 2016. Additionally, subsequent to the end of the third quarter on July 2, 1996, the Company retired $27.0 million of 9.375% debentures due in 2016. The retirement of these notes and debentures was financed with additional short-term borrowings. In March 1996, the Company filed a shelf registration statement for $400 million principal amount of debt securities. Financing activities in the prior year quarter included the issuance of $225 million of 7-7/8% fixed rate long-term debt. Cash and cash equivalents at June 30, 1996 were $62.3 million compared to $44.3 million at September 30, 1995, an increase of $18.0 million.

On March 29, 1996, the Company announced its intention to separate its international agricultural animal feeds business in a tax-free spin-off to shareholders. Completion of the spin-off is expected during 1997 and is contingent upon a favorable tax ruling from the Internal Revenue Service and approval by the Ralston Purina Board of Directors.

As of August 6, 1996, approximately 1,439,000 shares remained under the Board of Directors' authorization for the purchase of up to 3 million shares of RAL Stock.




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



                         RALSTON PURINA COMPANY
                         ----------------------
                         Registrant

                         By: James R. Elsesser
                             Vice President and Chief
                             Financial Officer


Date:  August 14, 1996



EXHIBIT INDEX
- -------------

Exhibits
- --------

       EX-11   Computation of Earnings Per Share
       EX-27   Financial data schedule for 2nd Quarter 1996

       (provided electronically)


                                                          i:\sec\10q\3qtr-96.doc