Form 10-K
period 1996-09-30
RALSTON PURINA CO
filed 1996-12-16
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                  -------------------------------------------
                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended September 30, 1996  Commission File No. 1-4582

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

Ralston Purina Company                  New York Stock Exchange, Inc.
Common Stock, par value $.10 per share  Chicago Stock Exchange
                                        Pacific Stock Exchange Incorporated
Ralston Purina Company                  New York Stock Exchange, Inc.
Common Stock Purchase Rights            Chicago Stock Exchange
                                        Pacific Stock Exchange Incorporated
5 3/4% Convertible Subordinated
   Debentures                           New York Stock Exchange, Inc.
9 1/4% Debentures                       New York Stock Exchange, Inc.
9.30% Debentures                        New York Stock Exchange, Inc.
8 5/8% Debentures                       New York Stock Exchange, Inc.
8 1/8% Debentures                       New York Stock Exchange, Inc.
7 7/8 % Debentures                      New York Stock Exchange, Inc.
7 3/4% Debentures                       New York Stock Exchange, Inc.

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

Yes:      No:  X

Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of the close of business on November 1, 1996: $7,499,138,720. (Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Ralston Purina Company Common Stock ("RAL Stock"), $.10 par value, outstanding as of close of business on November 1, 1996: 105,975,413.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company 1996 Annual Report to Shareholders (Parts I and II of Form 10-K).
2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 6, 1996 (Part III of Form 10-K).

                                    PART  I

Item 1.  Business.

The Company, incorporated in Missouri in 1894, is the world's largest producer of dry dog and dry and soft-moist cat foods. It is also the world's largest manufacturer of dry cell battery products. The Company is also a major producer of other pet products, including cat box filler, dietary soy protein, fiber food ingredients, polymer products and, outside the United States, feeds for livestock and poultry. The Company has a number of trademarks, such as PURINA, RALSTON, the CHECKERBOARD logo, CHOW, DOG CHOW, CAT CHOW, GOLDEN CAT, TIDY CAT, EVEREADY and ENERGIZER among others, which it considers of substantial importance and which it uses individually or in conjunction with other Company trademarks.

The Company is presently comprised of four Business Segments - Pet Products, Battery Products, Soy Protein Products and Agricultural Products.

The Pet Products Segment consists of Ralston Purina's worldwide Pet Products operations. Pet Products produces and sells dog and cat foods under the PURINA name, including DOG CHOW, CAT CHOW and numerous other dog and cat food brands. Pet Products also produces and sells cat box filler and related products under the GOLDEN CAT name, including TIDY CAT and other brands.

The Battery Products Segment consists of the Company's worldwide battery products business. The battery products business manufactures and sells primary batteries, rechargeable batteries and battery-powered lighting products in the United States and worldwide, principally under the trademarks EVEREADY and ENERGIZER. The Company's domestic and foreign battery operations have been organized as Eveready Battery Company, Inc. and Ralston Purina Overseas Battery Company, respectively, both wholly owned subsidiaries of the Company.

The Soy Protein Products Segment consists of the protein technologies business of Protein Technologies International Holdings, Inc., a holding company and a wholly owned subsidiary of the Company. Its operating subsidiaries primarily manufacture food protein, food fiber and industrial polymer products.

The Agricultural Products Segment consists primarily of the business of manufacturing CHOW brand formula feeds and animal health products outside the United States.

On March  29,  1996,  the  Company  announced  its  intention  to  separate  the businesses of its Agricultural Products Segment in a tax-free spin-off to shareholders. Completion is anticipated in 1997 and is contingent upon a favorable tax ruling from the Internal Revenue Service and approval by the Company's Board of Directors. On July 22, 1995, the Company sold all of the outstanding capital stock of Continental Baking Company, its subsidiary engaged in the fresh bakery products business, to Interstate Bakeries Corporation and its wholly owned subsidiary Interstate Brands Corporation. On March 31, 1994, the Company consolidated its domestic cereal, baby food, cracker and cookie and all seasons resort businesses in Ralcorp Holdings, Inc. ("Ralcorp") and then spun-off the stock of Ralcorp to all holders of the Company's RAL Stock on the basis of one share of Ralcorp Stock for every three shares of RAL Stock held on that date.

The principal raw materials used in the Pet Products Segment are grain and grain products, protein ingredients, meat by-products and clay; in the Battery Products Segment, the principal raw materials used are manganese dioxide, zinc, acetylene black and potassium hydroxide; in the Soy Protein Products Segment, the principal raw materials used are processed soy and other proteins; and in the Agricultural Products Segment, the principal materials used are grain and grain products and protein ingredients. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in these products may fluctuate due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. The Company manages exposure to changes in the commodities markets as considered necessary by hedging certain of its ingredient requirements such as soybean meal, corn or wheat. Sales prices of the Company's agricultural products, a large portion of the production costs of which are represented by the costs of raw materials, are adjusted frequently to reflect changes in raw material costs. Prices of other products are adjusted less frequently. The ability to substitute ingredients in some of these products, such as agricultural feeds, provides further protection against fluctuating raw material prices.

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

The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including regulations related to air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party"
(PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 14 "Superfund" sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

In 1996, 1995, and 1994, the Company recorded provisions for restructuring of its world-wide battery production capacity and certain administrative functions. The Company continues to review its battery production capacity and its business structure in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and the easing of trade restrictions in many regions. Future periods will likely include further provisions for restructuring.

The Company, as a whole, employs 9,972 employees in the United States and 19,301 in foreign jurisdictions. The descriptions of the businesses of, and the summary of selected financial data regarding, the Company appearing under "Ralston Purina Company and Subsidiaries Financial Review-Highlights and Outlook" on page 15, "Ralston Purina Company and Subsidiaries Financial Review-Liquidity and Capital Resources" on pages 17 through 19, "Ralston Purina Company and Subsidiaries Business Segment Information" on pages 21 through 26, and "Ralston Purina Company and Subsidiaries Notes to Financial Statements - Summary of Accounting Policies - Research and Development" on page 33 of the Ralston Purina Company 1996 Annual Report to Shareholders are hereby incorporated by reference.

Item 2.  Properties.
A list of the Company's principal plants and facilities as of November 1, 1996 follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

PET PRODUCTS

Pet Food Plants
United States
Atlanta, GA
Clinton, IA (2R)
Davenport, IA
Denver, CO
Dunkirk, NY
Flagstaff, AZ
Oklahoma City, OK
Zanesville, OH

International
Cuautitlan, Mexico
Encrucijada, Venezuela (7)
Guatemala City, Guatemala (7)
Innisfail, Alberta, Canada
Mississauga, Ontario, Canada
Monjos, Spain (7)
Montfort-Sur-Risle, France
Mosquera, Colombia (7)
Portogruaro, Italy (7)
Ribeirao Preto, Brazil
Songtan, Korea (7)
Strathroy, Ontario, Canada (7)

Cat Litter Plants
United States
Bloomfield, MO
Maricopa, CA
Olmsted, IL

Packaging Facilities
United States
Philadelphia, PA (9)

International
Caledonia, Ontario, Canada (9)

BATTERY PRODUCTS

Battery and Related Products Plants
United States
Asheboro, NC (4)
Bennington, VT
Fremont, OH
Gainesville, FL
Garretsville, OH
Marietta, OH
Maryville, MO
Newport News, VA
St. Albans, VT

International
Alexandria, Egypt
Banbury, United Kingdom
Bogang, People's Republic of China
Caudebec Les Elbeuf, France (2)
Cebu, Philippines
Ekala, Sri Lanka
Itapecerica, Brazil
Jakarta, Indonesia
Johor Bahru, Malaysia
Juarez, Mexico
Jurong, Singapore (4)
La Chaux-de-Fonds, Switzerland
Manila, Philippines
Macau
Nakuru, Kenya (6)
Newcastle-under-Lyme, United Kingdom
New Territories, Hong Kong
Slany, Czech Republic
Tanfield Lea, United Kingdom
Tecamac, Mexico
Tianjin, People's Republic of China
Walkerton, Ontario, Canada

AGRICULTURAL PRODUCTS

Feed Plants
International
Addison, Ontario, Canada
Arequipa, Peru (2)
Barcelona, Venezuela
Belo Horizonte, Brazil (2)
Benavente, Portugal
Benavente, Spain (1)
Borgoratto, Italy
Bucaramanga, Colombia
Buga, Colombia
Cali, Colombia (2)
Canoas, Brazil
Cantenhede, Portugal
Cartagena, Colombia
Chambe, France (1)
Chiclayo, Peru
Courchelettes, France
Cuautitlan, Mexico
Dos Hermanas, Spain
Drummondville, Quebec, Canada
Encrucijada, Venezuela (3)
Ferrard, France (1)
Galicia, Spain
Giron, Colombia (2)
Gonen, Turkey
Guadalajara, Mexico
Guatemala City, Guatemala (3)
Inhumas, Brazil
Karcag, Hungary
Kunsan, Korea
Lima, Peru
Longue, France
Luleburgaz, Turkey
Maracaibo, Venezuela
Marcilla, Spain
Maringa, Brazil
Medellin, Colombia (2)
Merida, Mexico (1)
Merida, Spain
Mexicali, Mexico
Monjos, Spain (1)(3)
Monterrey, Mexico
Mosquera, Colombia (3)
Nanjing, People's Rep. of China (8)
Nutricia, Venezuela (2)
Obregon, Mexico
Palmerston, Ontario, Canada
Paulina, Brazil
Pommevic, France
Portogruaro, Italy (3)
Pulilan, Philippines
Pusan, Korea
Recife, Brazil
St. Romuald, Quebec, Canada
Salamanca, Mexico
San Felice, Italy
Sildamin, Italy (2)
Songtan, Korea (3)
Sorcy, France
Sospiro, Italy
Strathroy, Ontario, Canada
Tehuacan, Mexico
Termoli, Italy
Torrejon, Spain
Valencia, Spain
Villasis, Philippines
Volta Redonda, Brazil
Woodstock, Ontario, Canada
Yantai, People's Rep. of China (8)

Hatcheries
Valencia, Venezuela

SOY PROTEIN PRODUCTS

Food Protein Plants
United States
Memphis, TN
Pryor, OK

International
Ieper, Belgium

Industrial Protein Plant
Louisville, KY

Powdered Alpha Cellulose Plant
Urbana, OH

Dairy Food Systems Plant
Hager City, WI
OTHER PROPERTIES

Research Facilities
United States
Cape Girardeau, MO
Gray Summit, MO (5)
St. Louis, MO (5A)
Westlake, OH (5B)

International
Tanfield Lea, United Kingdom

Machine Shop and Foundry
St. Louis, MO

Miscellaneous
Thomasville, NC

Administrative and Executive Offices
St. Louis, MO
In addition to the properties identified above, the Company and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)  20% to 50% owned interests

(2)  Leased; (2R) Leased pursuant to industrial revenue bond financing

(3)  Also produces pet food

(4)  Two plants

(5) Provides service for Human and Pet Foods; (5A) Human and Pet Foods and Soy Protein Products; (5B) Battery Products

(6)  Less than 20% owned interest

(7)  Also produces feed

(8)  Over 50% owned interest in Joint Venture operating facility

(9)  Bulk packaging and distribution


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

     The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including regulations related to air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party"
(PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 14 "Superfund" sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

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

Item 4.A.   Executive Officers of the Registrant.

A list of the executive officers of the Company and their business experience follows:

William P.  Stiritz, 62,  Chairman of  the Board,  Chief Executive  Officer  and

President since 1982 and Corporate Officer since 1973; President and Chief Executive Officer 1981-82; Group Vice President, Grocery Products and Restaurant Operations 1979-81. Company service, 33 years.

Jay W. Brown, 51, Vice President; Chief Executive Officer and President, Protein

Technologies International, Inc. since 1995; Chairman of the Board and Chief Executive Officer, Continental Baking Company 1985 - 1995 and Corporate Officer since 1984; President, Van Camp Seafood Division 1983-84; Vice President, Foodmaker, Inc. 1981-83. Company service, 26 years.

James R. Elsesser, 52, Vice President and Chief Financial Officer since 1985 and

Corporate Officer since 1985; Vice President, March-September, 1985; Treasurer, February-September, 1985. Company service, 11 years.

Nancy E.  Hamilton, 46,  Secretary  and Corporate  Officer  since 1996;  Senior

Counsel and Assistant Secretary, 1994 - 1996.  Company service, 11 years.

Patrick C.  Mannix, 51,  Vice President;  President, Eveready  Battery  Company,

Inc., Specialty Business since 1995; Executive Vice President, Eveready Battery Company, International 1991 - 1995 and Corporate Officer since 1992; Area Chairman, Asia Pacific operations, Eveready Battery, 1985-91. Company service, 33 years, including 23 years with Eveready Battery Division of Union Carbide Corporation.


W. Patrick McGinnis, 49, Vice President; President and Chief Executive Officer,

Pet Products Group since 1992 and Corporate Officer since 1984; President and Chief Operating Officer, Grocery Products Group 1989-92; Vice President and President, Branded Foods Group 1987-89; Vice President and Executive Vice President, Grocery Products Division 1984-87; Division Vice President, Marketing, Grocery Products Division 1983-84; Executive Vice President and
Director, Grocery Products Division, Ralston Purina Canada, Inc. 1980-83. Company service, 24 years.

George L. Meffert, Jr., 56, Vice President; President, Eveready Battery Company,

Inc. since 1995; Executive Vice President, North America, Eveready Battery Company, 1988 - 1995 and Corporate Officer since 1992; Area Chairman, Latin American operations, Eveready Battery, 1985-88. Company service, 31 years, including 21 years with Eveready Battery Division of Union Carbide Corporation.

J. Patrick  Mulcahy, 52,  Vice  President;  Chairman  of  the Board  and  Chief

Executive Officer, Eveready Battery Company, Inc., and responsible for Ralston Purina International since 1987 and Corporate Officer since 1984; Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; Division Vice President, Director of Marketing, Grocery Products Group 1980-81. Company service, 29 years.

James M. Neville, 57, Vice President,  General Counsel and  Assistant Secretary

since 1996; Vice President, General Counsel and Secretary 1989 - 1996, and Corporate Officer since 1983; Vice President and General Counsel 1984-89. Company service, 13 years.

Ronald D. Winney, 54, Treasurer and Corporate Officer since 1985; Division Vice

President and Assistant Treasurer 1984-85; Assistant Treasurer 1977-85. Company service, 27 years.

Anita M. Wray, 42, Vice President and Controller since April 1994; Division Vice

President and Director  of Financial  Accounting Services,  1985-1994.   Company
service, 17 years.

(Ages and years of service as of December 31, 1996.)


                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters. The Company's RAL is listed on the New York Stock Exchange, Chicago Stock
Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30, 1996, there were 23,024 shareholders of record of the Company's RAL Stock.

     The following tables set forth dividends paid and range of market prices for the RAL Stock and the Company's Ralston-Continental Baking Group Common Stock ("CBG Stock")* (for the year ended September 30):

                                 Dividends Paid

                   1996             1995

                RAL Stock         RAL Stock


First Quarter     $ .30              $.30
Second Quarter      .30               .30
Third Quarter       .30               .30
Fourth Quarter      .30               .30

                               Market Price Range

                  l996                                l995


                  RAL Stock             RAL Stock             CBG Stock


First Quarter     $67    -  57.25       $45.75    - 40.50     $5.50   - 3.625
Second Quarter     69    -  57.875       50.125   - 43.50      4.625  - 3.25
Third Quarter      67.75 -  56           51.75    - 46.375     4.50   - 3.625
Fourth Quarter     68.875 - 57.75        59       - 48.625          **

**Each outstanding share of CBG Stock was exchanged for .0886 shares of RAL Stock on May 15, 1995 and is no longer outstanding.

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report.


Item 6.  Selected Financial Data.

     The summary of selected financial data regarding Ralston Purina Company appearing on pages 12 through 13, of the Ralston Purina Company 1996 Annual Report to Shareholders is hereby incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Information appearing under "Ralston Purina Company and Subsidiaries Financial Review" on pages 15 through 23 and the information appearing under "Ralston Purina Company and Subsidiaries Business Segment Information" on pages 24 through 26 of the Ralston Purina Company 1996 Annual Report to Shareholders is hereby incorporated by reference.


Item 8.   Financial Statements and Supplementary Data.

The consolidated financial statements of the Company and its subsidiaries appearing on pages 28 through 46, together with the report thereon of Price Waterhouse LLP on page 27, and the supplementary data under "Ralston Purina Company and Subsidiaries Quarterly Financial Information" on pages 47 through 48 of the Ralston Purina Company 1996 Annual Report to Shareholders are hereby incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                    PART III


Item 10.  Directors of the Registrant.

     The information regarding directors on pages 5 through 11 and information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 6, 1996 is hereby incorporated by reference.


Item 11.  Executive Compensation.
     Information appearing under "Executive Compensation" on pages 12 through 16, "Compensation Committee Interlocks and Insider Participation" on page 16,
"Human Resources Committee Report on Executive Compensation" on page 16, "Performance Graphs" on pages 20 through 21, "Stock Ownership" on pages 7 through 9, and the remuneration information under "Directors' Meetings, Committees and Fees" on pages 9 through 11 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 6, 1996 is hereby incorporated by reference.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.
     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" on pages 7 through 9 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 6, 1996 is hereby incorporated by reference.


Item 13.   Certain Relationships and Related Transactions.

     Information appearing under "Compensation Committee Interlocks and Insider Participation" on page 16 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 6, 1996, is hereby incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


1.  Documents filed with this report:

   a. Financial statements previously incorporated by reference under Item 8 hereinabove.

     -    Report of Independent Accountants.
     - Consolidated Statement of Earnings -- for years ended September 30, 1996, 1995 and 1994.
     -    Consolidated Balance Sheet -- for years ended September 30, 1996 and
          1995.
     - Consolidated Statement of Cash Flows -- for years ended September 30, 1996, 1995, and 1994.
     - Consolidated Statement of Shareholders Equity -- for years ended September 30, 1996, 1995 and 1994.
     -  Notes to Financial Statements.
     b. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     (3i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 1, 1996 are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1995.
     (3ii) The By-Laws of Ralston Purina Company, as amended November 16, 1995, are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.
     (4) The Rights Agreement, effective as of March 28, 1996, is hereby incorporated by reference to the Company's Form 8-A Registration Statement filed on March 29, 1996.
     (4) The Certificate of Designation of Ralston Purina Company Series A ESOP Preferred Stock dated as of July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
     (4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

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

        (iii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1987.

             (a)    Form of Agreement for Deferral of 1986 Annual Cash Bonus.*
             (b)    Form of Agreement for Deferral of 1986 ITIP Award Accruals.*

        (iv) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1988.

             (a)    Executive Life Plan, as amended September 24, 1987.*
             (b) Ralston Purina Company Incentive Compensation Plan, as adopted December 15, 1966, and amended September 1, 1968, and September 25, 1987.*
             (c) Ralston Purina Company 1972 Incentive Compensation Plan, as amended September 25, 1987.*
             (d) Form of Agreements for Deferral of 1987 Annual and Special Cash Bonuses.*
             (e) Form of Agreements for Deferral of 1988 Annual and Special Cash Bonuses.*
             (f)    Form of Stock Performance Awards, effective March 24, 1988.*
             (g) Ralston Purina Company 1982 Incentive Stock Plan as amended June 19, 1985, and January 21 and March 25, 1988.*
             (h) Ralston Purina Company 1988 Incentive Stock Plan, as amended January 21 and March 25, 1988.*
             (i)    Personal Financial Planning Program, as amended July 21,
                    1988.*
             (k) Form of Non-Qualified Stock Option, effective September 22, 1988.*
             (l) Executive Health Plan, as amended April 1, 1985, September 24, 1987 and July 21 and November 17, 1988.*

        (v) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1989.

             (a) Ralston Purina Company Supplemental Retirement Plan, as amended May 26, 1989.*
             (b) Change in Control Severance Compensation Plan, as amended September 21, 1989.*
             (c) Executive Long-Term Disability Plan, as adopted September 22, 1989.*
             (d)    Executive Savings Investment Plan, as amended May 25, 1989.*
             (e)    Personal Financial Planning Program, as amended May 25,
                    1989.*
        (vi) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1990.

             (a) Form of Management Continuity Agreements, as amended September 28, 1990.*
             (b)    Form of Non-Qualified Stock Option, effective May 24, 1990.*
             (c) Deferred Compensation Plan for Non-Management Directors, as amended September 25, 1987, July 22, 1988 and May 25, 1990.*
             (d) Deferred Compensation Plan for Key Employees, as amended September 21, 1989, April 9, 1990 and November 21, 1990.*
             (e) Form of Agreement for Deferral of 1985, 1986 and 1989 Annual and Special Cash Bonuses.*
             (f) Form of letter amending Restricted Stock Awards and Non-Qualified Stock Options, as of September 27, 1990.*

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

       (xi) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

             (a) Deferred Compensation Plan for Non-Management Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990,
                  October 27, 1992, July 30, 1993, November 18, 1993 and August 9, 1995.*
             (b) Deferred Compensation Plan for Key Employees, as amended September 21, 1989, April 9, 1990, November 21, 1990,
                  December 11, 1992, July 30, 1993, November 18, 1993, and
                  November 6, 1995.*
             (c)  Form of Letter for Deferral of 1996 Bonus Award.*
             (d)  Form of March 23, 1995 Non-Qualified Stock Option Contract.*
             (e)  Form of September 28, 1995 Non-Qualified Stock Option
                  Contract.*
             (f) Form of September 28, 1995 Non-Qualified Performance Stock Option Contract.*
             (g)  Form of Agreement for Deferral of 1995 Annual Cash Bonus.*
             (h) Retirement Plan for Non-Management Directors, as amended November 20, 1987, July 22, 1988, May 26, 1989 and November 16, 1995.*
       (xii) Form of September 26, 1996 Non-Qualified Performance Stock Option Agreement.*

       (xiii)  Form of September 26, 1996 Non-Qualified Stock Option Agreement.*

       (xiv) Deferred Compensation Plan for Non-Management Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990, October 27, 1992, July 30, 1993, November 18, 1993, August 9, 1995, and
               September 26, 1996.*

       (xv) Deferred Compensation Plan for Key Employees, as amended September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993, November 18, 1993, November 6, 1995, and
               September 26, 1996.*

       (xvi)   Form of Agreement for Deferral of 1997 Bonus Award.*

       (xvii)  Form of Agreement for Deferral of 1996 Annual Cash Bonus*

       (xviii) Form of Agreement for Deferral of 1996 Annual and Special Cash
               Bonus.*

       (xviv) Deferral of Potential Fiscal 1997 Protein Sr. Management Incentive Award.*

     (11) Statement re: Computation of Per Share Earnings.
     (13) Pages 12 to 48 of the Ralston Purina Company Annual Report to Shareholders 1996, which are incorporated herein by reference, are filed herewith.
     (21) Subsidiaries of the Registrant.
     (23) Consent of Independent Accountants.
     (27) Financial Data Schedule.
     * Denotes a management contract or compensatory plan or arrangement.

2. No Current Reports on Form 8-K were filed by the Company during the fourth quarter of its fiscal year ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALSTON PURINA COMPANY


By  William P. Stiritz
William P. Stiritz
Chairman of the Board and
Chief Executive Officer

Date:     December 13, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 13, 1996, by the following persons on behalf of the registrant in the capacities indicated.

     Signature                Title


William P. Stiritz
-------------------------------    Chairman of the Board, Chief
  William P. Stiritz     Executive Officer, President
                         and Director
James R. Elsesser
-------------------------------    Vice President and Chief
  James R. Elsesser      Financial Officer

Anita M. Wray
-------------------------------    Vice President and Controller
  Anita M. Wray

David R. Banks
-------------------------------    Director
  David R. Banks

John H. Biggs
------------------------------     Director
  John H. Biggs

Donald Danforth, Jr.
------------------------------     Director
  Donald Danforth, Jr.

William H. Danforth
-------------------------------    Director
  William H. Danforth

David C. Farrell
-------------------------------    Director
  David C. Farrell

M. Darrell Ingram
------------------------------     Director
  M. Darrell Ingram

Richard A. Liddy
------------------------------     Director
  Richard A. Liddy

John F. McDonnell
------------------------------     Director
  John F. McDonnell

Katherine D. Ortega
------------------------------     Director
  Katherine D. Ortega


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