Form 10-Q
period 1996-12-31
RALSTON PURINA CO
filed 1997-02-14
CIK 81870

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1996

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

                                          YES:   X  NO:
                                               ----      -----

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on February 10, 1997:

                                          106,320,036
                                          -----------

PART I - FINANCIAL INFORMATION

                          RALSTON PURINA COMPANY
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL INFORMATION
                   ------------------------------------

OPERATING RESULTS

Net earnings for the three months ended December 31, 1996 were $137.4 million compared to $128.5 million for the same period in the prior year. Increased earnings for the current year first quarter are due to higher equity earnings from the Company's investment in Interstate Bakeries Corporation and the effect of prior year foreign currency losses, primarily in Mexico. Earnings per share for the current quarter were $1.32 and $1.23 on a primary and fully diluted basis, respectively, compared to $1.23 and $1.15 in the prior year first quarter.

BUSINESS SEGMENTS

Sales for the Pet Products segment increased 7.5% in the quarter on higher volumes and pricing. However, operating profit decreased for the quarter as these gains were more than offset by higher pet food ingredient costs and increased promotion support.

Sales for the Battery Products segment were flat in the quarter over the same period in the prior year as higher domestic branded alkaline volume and prices and volume increases in the Asia Pacific and South and Central America regions were offset by lower volume and pricing of rechargeable batteries and continued volume declines in Europe. Operating profit for the quarter decreased slightly as strong volume performance in the Asia Pacific region and improved results in South and Central America were offset by lower worldwide rechargeable sales and continued declines in Europe. European declines were due to poor economic conditions and lower volumes. Domestically, increased branded alkaline volumes were offset by increased product costs.

During the quarter ended December 31, 1996, approximately 130 employees were terminated in connection with the 1994 and 1995 provisions for the restructuring of Battery Products' world-wide carbon zinc battery production capacity and certain administrative functions. Other activity during the quarter related to those provisions was as follows:

Reserve balance at September 30, 1996                      $16.7
Cash exit costs incurred during the quarter                 (4.9)
Increase due to translation                                  1.5
                                                           -----
Reserve balance at December 31, 1996                       $13.3
                                                           =====

The Company continues to review its battery production capacity and its business structure, particularly in Europe, in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions. As part of this review, the Company has commenced a global study to determine the optimal number of battery manufacturing facilities.

Sales for the Soy Protein Products segment increased 6.8% in the quarter on higher volume in food protein products and higher prices. Operating profit decreased slightly as higher raw material and business development costs more than offset the sales increase.

Sales for International Agricultural Products increased 22.0% in the quarter on higher pricing and acquisitions, partially offset by lower volumes. Operating profit increased in the quarter on favorable unit margins, partially offset by lower volumes.

There was minimal activity during the quarter related to the 1996 provisions for restructuring associated with the closing of the Company's European cereal operations, the streamlining of operations of the international agricultural animal feeds business in advance of the planned spin-off and additional Battery Products' restructuring.

RESULTS OF OPERATIONS

Gross profit as a percentage of sales was 40.5% in the current quarter compared to 42.4% in the prior year first quarter. The decreased percentage in the current quarter reflects decreased percentages in Pet Products and Soy Protein Products where margins were unfavorably impacted by higher raw material prices. Price increases in these segments were insufficient to maintain historical margin levels. In addition, sales increases in the lower margin Agricultural Products segment negatively impacted Company margins in the current quarter.

Selling, general and administrative expenses increased 8.9% over the prior year first quarter due to increases in Pet Products, acquisitions and increased business development costs in Soy Protein Products. Selling, general and administrative expenses were 16.1% and 15.8% of sales in the current and prior year first quarters, respectively.

Advertising and promotion expense increased 6.9% over the prior year first quarter due to additional promotional spending in Pet Products. As a percentage of sales, advertising and promotion expense was 10.5% in the current quarter and 10.6% a year ago. Other income/expense, net, was favorable by $12.4 million for the quarter primarily due to prior year foreign currency translation and exchange losses, primarily in Mexico.

Income taxes, which include federal, state and foreign taxes, were 37% of pre-tax earnings before equity earnings for the current quarter compared to 38% in the prior year.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow generated from operations. For the quarter ended December 31, 1996, cash flow from operations was $208.2 million compared to $166.6 million in the quarter ended December 31, 1995. The increase in cash flow in the current quarter is due to increased cash earnings and changes in working capital.

Working capital was $67.7 million at December 31, 1996, while current liabilities exceeded current assets by $22.1 million at September 30, 1996. An increase in working capital in the first quarter is expected due to the seasonality of the Company's sales.

On October 2, 1995, the Company issued $175 million of 7-3/4% fixed rate long-term debt.

As of January 31, 1997, approximately 1,433,000 shares remained under the Board of Directors' authorization dated February 16, 1994 for the purchase of up to 3 million shares of RAL Stock.

                               RALSTON PURINA COMPANY AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                    QUARTER ENDED DECEMBER 31,
                                                                    --------------------------
                                                                    1996                    1995
                                                                    ----                    ----
Net Sales                                                       $1,760.3                $1,639.3
                                                                --------                --------
Costs and Expenses
     Cost of products sold                                       1,047.0                   944.6
     Selling, general and administrative                           282.5                   259.5
     Advertising and promotion                                     185.3                   173.3
     Interest expense                                               44.2                    49.7
     Other (income)/expense, net                                    -4.4                     8.0
                                                                --------                --------
                                                                 1,554.6                 1,435.1
                                                                --------                --------

Earnings before Income Taxes and Equity Earnings                   205.7                   204.2
Income Taxes                                                       -76.1                   -77.6
                                                                --------                --------
Earnings before Equity Earnings                                    129.6                   126.6
Equity Earnings, Net of Taxes                                        7.8                     1.9
                                                                --------                --------
Net Earnings                                                       137.4                   128.5
Preferred Stock Dividend, Net of Taxes                              -3.4                    -3.6
                                                                --------                --------
Earnings Available to Common Shareholders                         $134.0                  $124.9
                                                                ========                ========

Earnings Per Share
     Primary                                                       $1.32                   $1.23
     Fully Diluted                                                 $1.23                   $1.15

See Accompanying Notes to Condensed Financial Statements.

                                RALSTON PURINA COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                               (CONDENSED)
                                          (DOLLARS IN MILLIONS)

                                                            DECEMBER 31,           SEPTEMBER 30,
                                                            ------------           -------------
                                                                    1996                    1996
                                                                    ----                    ----
                            ASSETS
Current Assets
     Cash and cash equivalents                                    $106.0                   $62.3
     Receivables, less allowance for doubtful
          accounts of $37.7 and $35.9, respectively                978.6                   845.6
     Inventories
          Raw materials and supplies                               272.2                   242.1
          Work in process                                           61.9                   123.6
          Finished products                                        430.1                   450.5
     Other current assets                                          152.6                   149.3
                                                                --------                --------
           Total Current Assets                                  2,001.4                 1,873.4

Investments and Other Assets                                     1,479.2                 1,455.8
Property at Cost                                                 2,854.2                 2,797.3
     Accumulated depreciation                                    1,373.1                 1,341.4
                                                                --------                --------
                                                                 1,481.1                 1,455.9

               Total                                            $4,961.7                $4,785.1
                                                                ========                ========

              LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
     Current maturities of long-term debt                         $109.2                   $98.0
     Notes payable                                                 835.0                   881.9
     Accounts payable                                              412.9                   407.9
     Other current liabilities                                     576.6                   507.7
                                                                --------                --------
          Total Current Liabilities                              1,933.7                 1,895.5

Long-Term Debt                                                   1,411.8                 1,437.0
Deferred Income Taxes                                               52.4                    50.0
Other Liabilities                                                  516.9                   500.7
Redeemable preferred Stock                                         317.7                   323.5
Unearned ESOP Compensation                                         -99.3                  -110.6
Shareholders Equity
     Preferred stock                                                   -                       -
     Common stock                                                   11.5                    11.5
     Capital in excess of par value                                242.1                   217.3
     Retained earnings                                           1,429.4                 1,302.9
     Cumulative translation  adjustment                            -71.0                   -66.6
     Common stock in treasury, at cost                            -468.0                  -482.3
     Unearned portion of restricted stock                           -4.0                    -4.2
     Value of common stock held in Grantor Trust                  -311.5                  -289.6
                                                                --------                --------
          Total Shareholders Equity                                828.5                   689.0

               Total                                            $4,961.7                $4,785.1
                                                                ========                ========

See Accompanying Notes to Condensed Financial Statements.

                             RALSTON PURINA COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (CONDENSED)
                                    (DOLLARS IN MILLIONS)

                                                                      QUARTER ENDED DECEMBER 31,
                                                                      --------------------------
                                                                    1996                    1995
                                                                    ----                    ----
Cash Flow from Operations
     Net earnings                                                 $137.4                  $128.5
     Non-cash items included in income                              60.9                    62.1
     Changes in assets and liabilities used in operations           15.1                   -24.8
     Other, net                                                     -5.2                     0.8
                                                                  ------                  ------
          Net cash flow from operations                            208.2                   166.6

Cash Flow from Investing Activities
     Acquisitions of businesses                                        -                   -25.1
     Property additions, net                                       -77.5                   -53.4
     Other, net                                                      5.0                    -4.8
                                                                  ------                  ------
          Net cash used by investing activities                    -72.5                   -83.3
                                                                  ------                  ------

Cash Flow from Financing Activities
     Net cash used by debt                                         -51.5                    -4.3
     Dividends paid                                                -41.5                   -42.3
     Other, net                                                     -0.4                    -8.8
                                                                  ------                  ------
          Net cash used by financing activities                    -93.4                   -55.4
                                                                  ------                  ------

Effect of Exchange Rate Changes on Cash                              1.4                    -0.4
                                                                  ------                  ------
Net Increase in Cash and Cash Equivalents                           43.7                    27.5
Cash and Cash Equivalents, Beginning of Period                      62.3                    44.3
                                                                  ------                  ------
Cash and Cash Equivalents, End of Period                          $106.0                   $71.8
                                                                  ======                  ======

See Accompanying Notes to Condensed Financial Statements.

                   RALSTON PURINA COMPANY AND SUBSIDIARIES

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                             DECEMBER 31, 1996

                           (Dollars in millions)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Ralston Purina Company (the Company) Annual Report to Shareholders for the year ended September 30, 1996.

Note 2 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,245,000 and 4,154,000 shares of common stock held by the Company's Grantor Trust at December 31, 1996 and 1995, respectively. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. Primary and fully diluted shares used in earnings per share computations were 101,869,000 and 110,758,000, respectively, for the quarter ended December 31, 1996 and 101,731,000 and 110,515,000 for the quarter ended December 31, 1995.

Note 3 - At December 31, 1996, there were 102,002,000 shares of common stock outstanding, exclusive of 8,441,000 shares held in treasury and 4,245,000
Grantor Trust shares.   At September 30, 1996, there were 101,720,000 shares
of common stock outstanding, exclusive of 8,740,000 shares held in treasury and 4,228,000 Grantor Trust shares.

Note 4 - Other (income)/expense, net for the quarter consists of the following:

                                                    December 31,
                                                  1996        1995
                                                  ----        ----
Net translation and exchange loss               $ 2.2       $13.2
Investment income                                (2.0)       (2.2)
Miscellaneous (income)/expense                   (4.6)       (3.0)
                                                -----       -----
                                                $(4.4)      $ 8.0
                                                =====       =====

                 RALSTON PURINA COMPANY AND SUBSIDIARIES

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

                            DECEMBER 31, 1996

                          (Dollars in millions)


Note 5 - Investments and Other Assets consists of the following:

                                              Dec. 31,   Sept. 30,
                                                  1996        1996
                                                  ----        ----
Goodwill                                     $   509.7   $   509.1
Other intangible assets                          253.4       256.3
Investments in affiliated companies              310.5       301.6
Deferred charges and other assets                405.6       388.8
                                             ---------   ---------
                                             $ 1,479.2   $ 1,455.8
                                             =========   =========

PART II -   OTHER INFORMATION
            -----------------

There is no information required to be reported under any items except those indicated below.

Item 4.     Submission of Matter to a Vote of Security Holders
            --------------------------------------------------

The Company held its Annual Meeting of Shareholders on January 23, 1997, for the purpose of electing three directors to serve three-year terms ending January, 2000, and to ratify the Board of Directors' appointment of Price Waterhouse as independent accountants for the Company for the fiscal year ending September 30, 1997.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the ratification, as well as the number of abstentions with respect thereto, is as follows:

                                               VOTES                  VOTES
                                                FOR                  WITHHELD
------------------------------------------------------------------------------------
John H. Biggs                               87,956,552               8,106,249
David C. Farrell                            87,985,997               8,076,804
William P. Stiritz                          87,545,508               8,517,293


                                   VOTES              VOTES             VOTES
                                    FOR              AGAINST          ABSTAINED
------------------------------------------------------------------------------------
Ratification                    95,211,467           486,590           364,744
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



                                       RALSTON PURINA COMPANY
                                       ----------------------
                                       Registrant

                                       By:----------------------------
                                       James R. Elsesser
                                       Vice President and Chief
                                       Financial Officer


Date:  February 13, 1997

                     EXHIBIT INDEX
                     -------------

Exhibits
--------
 EX-11      Computation of Earnings Per Share
 EX-27      Financial data schedule for 1st Quarter 1997