Form 10-Q
period 1997-03-31
RALSTON PURINA CO
filed 1997-05-15
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1997

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

                         YES:      X          NO:    _____
                               -----

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on May 9, 1997:

106,388,722

PART  I  -          FINANCIAL  INFORMATION


                            RALSTON PURINA COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL INFORMATION
       ----------------------------------------------------------------

OPERATING  RESULTS

Net earnings for the six months ended March 31, 1997 were $214.1 million compared to $187.6 million for the same period in the prior year. Earnings increased in the current year due to higher equity earnings from the Company's investment in Interstate Bakeries Corporation and lower interest expense. Earnings per share for the six months ended March 31, 1997 were $2.04 and $1.92 on a primary and fully diluted basis, respectively, compared to $1.77 and $1.67 in the prior year.

For the quarter ended March 31, 1997, net earnings were $76.7 million compared to $59.1 million for the same quarter in 1996. The earnings increase resulted from improved performance in Battery Products, higher equity earnings and lower interest expense, partially offset by lower Pet Products' earnings. Primary and fully diluted earnings per share were $.72 and $.69, respectively, in the current quarter compared to $.55 and $.52 a year ago.

BUSINESS  SEGMENTS

Sales for the Pet Products segment increased 9.5% in the quarter and 8.5% in the six months on higher volumes and pricing. However, operating profit decreased for the quarter and six months as these gains were more than offset by higher pet food ingredient costs and increased promotion support for new and core brands.

Sales for the Battery Products segment were flat in the quarter and the six months over the same periods in the prior year. During the quarter and six months, worldwide branded alkaline volumes improved, particularly in North America and the Asia Pacific region. In addition, increased domestic prices had a positive effect. These positive factors were offset by lower alkaline private label and Original Equipment Manufacturers (OEM) sales in North America and Europe, decreased OEM rechargeable sales in the Asia Pacific region due to competitive pricing pressures, and the continued decline in carbon zinc sales.

Battery Products' operating profit increased significantly in the quarter and also increased in the six months due primarily to a favorable product mix in North America and the Asia Pacific region.

The Company continues to review its battery production capacity and its business structure, particularly in Europe, in light of pervasive global trends, including the continuing shift from carbon zinc to alkaline products and easing of trade restrictions in many regions.

Sales for the Soy Protein Products segment increased 10.0% in the quarter and 8.4% in the six months on higher volume in food protein products and higher prices. Operating profit decreased as higher raw material and business development and management costs more than offset the sales increase.

Sales for International Agricultural Products increased 6.6% in the quarter and 14.1% in the six months on increased volumes in the Asia Pacific region and higher pricing, and also on prior year acquisitions in the six months. These gains were partially offset by lower volumes in South and Central America. Operating profit increased in the quarter and six months on the sales increase and favorable unit margins in the Asia Pacific region, partially offset by lower margins in South and Central America. Additionally, results improved in France and Brazil reflecting the impact of prior year restructuring.

During the six months ended March 31, 1997, one plant was closed, approximately 320 employees were terminated and termination benefits and other cash costs of $15.9 million were paid in connection with provisions for restructuring, resulting in a reserve balance of $9.6 million at March 31,
1997.    This  activity  is  primarily  associated  with  Battery  Products'
restructuring.

RESULTS  OF  OPERATIONS

Gross profit as a percentage of sales was 40.3% in the six months compared to 41.0% in the prior year six months. The decreased percentage in the current period reflects decreased percentages in Pet Products and Soy Protein Products where margins were unfavorably impacted by higher raw material costs. Price increases in these segments were insufficient to maintain historical margin levels. Additionally, sales increases in the lower margin Agricultural
Products  segment  negatively  impacted  Company  margins.    Gross  profit
percentages were 40.1% and 39.4% for the quarter ended March 31, 1997 and 1996, respectively. The increased percentage in the quarter reflects improvements in Battery Products, Agricultural Products and Pet Products, partially offset by a decreased percentage in Soy Protein Products as price increases have not offset higher raw material costs.

Selling, general and administrative expenses increased 8.0% in the current six months and 7.2% in the quarter due to increases in Pet Products and increased business development and management costs in Soy Protein Products, and on
prior  year  acquisitions  in  the  six  months.      Selling,  general  and
administrative expenses were 17.4% and 17.2% of sales in the current and prior year six month periods, respectively, and 19.0% and 18.9% in the current and prior year second quarters.

Advertising and promotion expense increased 9.3% in the current six months and 12.0% in the current quarter due to additional promotional spending in Pet Products. As a percentage of sales, advertising and promotion expense was 10.6% and 10.7% in the current six months and second quarter, respectively, compared to 10.4% and 10.2% in the same periods a year ago.

Other income/expense, net, was $15.3 million favorable for the six months primarily due to prior year foreign currency translation and exchange losses, particularly in Mexico and Venezuela.

Income taxes, which include federal, state and foreign taxes, were 37% of pre-tax earnings before equity earnings for the current quarter and six months compared to 38% in the prior year periods.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from operations. For the six months ended March 31, 1997, cash flow from operations was $326.8 million compared to $283.3 million in the six months ended March 31, 1996. The increase in cash flow in the current six months is due to increased cash earnings and changes in working capital.

Working capital was $97.4 million at March 31, 1997, while current liabilities exceeded current assets by $22.1 million at September 30, 1996. The increase in working capital is primarily due to decreased debt levels and accounts payable balances, partially offset by reduced accounts receivable balances.

The increased cash used by investing activities was primarily due to a higher level of capital expenditures related to the expansion of production capacity.

On October 2, 1995, the Company issued $175 million of 7-3/4% fixed rate long-term debt.

As of April 30, 1997, approximately 1,130,000 shares remained under the Board of Directors' authorization dated February 16, 1994 for the purchase of up to
3  million  shares  of    RAL  Stock.

As previously announced, the Company intends to separate its international agricultural animal feeds business in a tax-free spin-off to shareholders. Completion of the spin-off is expected in early 1998 and is contingent upon a favorable tax ruling from the Internal Revenue Service and approval by the Ralston Purina Board of Directors.


                       RALSTON PURINA COMPANY AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF EARNINGS
                     (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                          QUARTER ENDED MARCH 31,
                                          -----------------------
                              SIX MONTHS ENDED MARCH 31,
                                ------------------------


                                             1997       1996       1997       1996
                                           ---------  ---------  ---------  ---------

Net Sales                                  $1,519.5   $1,432.1   $3,279.8   $3,071.4
                                           ---------  ---------  ---------  ---------

Costs and Expenses
  Cost of products sold                       909.7      867.5    1,956.7    1,812.1
  Selling, general and administrative         289.3      269.9      571.8      529.4
  Advertising and promotion                   163.2      145.7      348.5      319.0
  Interest expense                             42.8       49.5       87.0       99.2
  Other (income)/expense, net                   3.5        6.4       (0.9)      14.4
                                            1,408.5    1,339.0    2,963.1    2,774.1
                                           ---------  ---------  ---------  ---------

Earnings before Income Taxes and
  Equity Earnings                             111.0       93.1      316.7      297.3

Income Taxes                                  (41.1)     (35.4)    (117.2)    (113.0)
                                           ---------  ---------  ---------  ---------

Earnings before Equity Earnings                69.9       57.7      199.5      184.3

Equity Earnings, Net of Taxes                   6.8        1.4       14.6        3.3
                                           ---------  ---------  ---------  ---------

Net Earnings                                   76.7       59.1      214.1      187.6

Preferred Stock Dividend, Net of Taxes         (3.3)      (3.6)      (6.7)      (7.2)
                                           ---------  ---------  ---------  ---------

Earnings Available to Common Shareholders  $   73.4   $   55.5   $  207.4   $  180.4
                                           =========  =========  =========  =========

Cash Dividends Declared per Common Share   $   0.60   $   0.60   $   0.60   $   0.60
                                           =========  =========  =========  =========


Earnings Per Share
    Primary                                $   0.72   $   0.55   $   2.04   $   1.77
    Fully Diluted                          $   0.69   $   0.52   $   1.92   $   1.67




           See Accompanying Notes to Condensed Financial Statements.



                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                                   (CONDENSED)
                              (DOLLARS IN MILLIONS)


                                                      MARCH 31,    SEPTEMBER 30,
                                                     -----------  ---------------

                                                        1997           1996
                                                     -----------  ---------------
ASSETS

Current Assets
  Cash and cash equivalents                          $     86.6   $         62.3
  Receivables, less allowance for doubtful accounts
    of  $38.1 and $35.9, respectively                     779.1            845.6
  Inventories
    Raw materials and supplies                            230.1            242.1
    Work in process                                       125.2            123.6
    Finished products                                     454.3            450.5
  Other current assets                                    167.8            149.3
                                                     -----------  ---------------
    Total Current Assets                                1,843.1          1,873.4

Investments and Other Assets                            1,472.5          1,455.8

Property at Cost                                        2,888.7          2,797.3
  Accumulated depreciation                              1,392.6          1,341.4
                                                     -----------  ---------------
                                                        1,496.1          1,455.9

      Total                                          $  4,811.7   $      4,785.1
                                                     ===========  ===============


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt               $     97.5   $         98.0
  Notes payable                                           791.8            881.9
  Accounts payable                                        366.6            407.9
  Other current liabilities                               489.8            507.7
                                                     -----------  ---------------
    Total Current Liabilities                           1,745.7          1,895.5

Long-Term Debt                                          1,448.7          1,437.0

Deferred Income Taxes                                      59.2             50.0

Other Liabilities                                         530.2            500.7

Redeemable Preferred Stock                                314.3            323.5

Unearned ESOP Compensation                                (87.7)          (110.6)

Shareholders Equity
  Preferred stock                                             -                -
  Common stock                                             11.5             11.5
  Capital in excess of par value                          268.3            217.3
  Retained earnings                                     1,433.6          1,302.9
  Cumulative translation adjustment                      (100.2)           (66.6)
  Common stock in treasury, at cost                      (474.0)          (482.3)
  Unearned portion of restricted stock                     (3.9)            (4.2)
  Value of common stock held in Grantor Trust            (334.0)          (289.6)
                                                     -----------  ---------------
    Total Shareholders Equity                             801.3            689.0

      Total                                          $  4,811.7   $      4,785.1
                                                     ===========  ===============


           See Accompanying Notes to Condensed Financial Statements.



                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONDENSED)
                             (DOLLARS IN MILLIONS)


                                    SIX MONTHS ENDED MARCH 31,
                                    --------------------------


                                                          1997      1996
                                                        --------  --------

Cash Flow from Operations
  Net earnings                                          $ 214.1   $ 187.6
  Non-cash items included in income                       124.3     124.4
  Changes in assets and liabilities used in operations    (10.9)    (40.0)
  Other, net                                               (0.7)     11.3
    Net cash flow from operations                         326.8     283.3
                                                        --------  --------

Cash Flow from Investing Activities
  Acquisition of businesses                                   -     (25.1)
  Property additions, net                                (165.4)   (125.8)
  Other, net                                              (10.3)      1.2
    Net cash used by investing activities                (175.7)   (149.7)
                                                        --------  --------

Cash Flow from Financing Activities
  Net cash used by debt                                   (35.2)    (32.5)
  Dividends paid                                          (72.0)    (72.8)
  Other, net                                              (16.7)     (7.5)
    Net cash used by financing activities                (123.9)   (112.8)
                                                        --------  --------

Effect of Exchange Rate Changes on Cash                    (2.9)     (3.5)
                                                        --------  --------

Net Increase in Cash and Cash Equivalents                  24.3      17.3

Cash and Cash Equivalents, Beginning of Period             62.3      44.3

Cash and Cash Equivalents, End of Period                $  86.6   $  61.6
                                                        ========  ========



           See Accompanying Notes to Condensed Financial Statements.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                             (Dollars in millions)


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

Note 2 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,275,000 and 4,173,000 shares of common stock held by the Company's Grantor Trust at March 31, 1997 and 1996, respectively. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. Primary and fully diluted shares used in earnings per share computations were 102,025,000 and 110,843,000, respectively, for the quarter ended March 31, 1997 and 101,795,000 and 110,877,000 for the quarter ended March 31, 1996. For the six months ended March 31, 1997, primary and fully diluted shares were 101,947,000 and 110,946,000, respectively, and were 101,763,000 and 110,807,000 for the six  months  ended  March  31,  1996.

Note 3 - At March 31, 1997, there were 102,035,000 shares of common stock outstanding, exclusive of 8,380,000 shares held in treasury and 4,275,000 Grantor Trust shares. At September 30, 1996, there were 101,720,000 shares of common stock outstanding, exclusive of 8,740,000 shares held in treasury and 4,228,000 Grantor Trust shares.

Note 4 - Other (income)/expense, net, for the six months consists of the following:

          March  31,

                                    1997    1996
                                   ------  ------

Net translation and exchange loss  $ 7.3   $18.1
Investment income                   (4.4)   (4.5)
Miscellaneous (income)/expense      (3.8)    0.8
                                   $ (.9)  $14.4
                                   ======  ======




Note  5  -  Investments  and  Other  Assets  consists  of  the  following:



                                     March 31,   Sept. 30,
                                        1997        1996
                                     ----------  ----------

Goodwill                             $    490.0  $    509.1
Other intangible assets                   249.2       256.3
Investments in affiliated companies       320.1       301.6
Deferred charges and other assets         413.2       388.8
                                     $  1,472.5  $  1,455.8
                                     ==========  ==========




Note  6  -  Statement of Financial Accounting Standards No. 128, "Earnings Per
Share",  was  issued  in  February  1997.    The Company expects the impact of
adoption  of  this  statement  to  be  immaterial.


PART  II  -          OTHER  INFORMATION
                     ------------------

There is no information required to be reported under any items except those indicated below.


Item  6.          Exhibits  and  Reports  on  Form  8-K
                  -------------------------------------

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



     RALSTON  PURINA  COMPANY
     -----------------------------------------
     Registrant

     By:/s/____________________________
       ----
     Anita M. Wray
     Vice  President  and  Controller



Date:    May 15, 1997

EXHIBIT  INDEX
-------------


Exhibits
--------

     EX-11          Computation  of  Earnings  Per  Share
     EX-27          Financial  data  schedule  for  2nd  Quarter  1997

     (provided  electronically)


Exhibit  27

(Document  prepared  on  Edgar)





i:\sec\10q\2qtr-97.doc