Form 10-K/A
period 1996-09-30
RALSTON PURINA CO
filed 1997-05-16
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                  -------------------------------------------
                                  FORM 10-K-A

                              AMENDMENT NO. 1 TO
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996  COMMISSION FILE NO. 1-4582

                            RALSTON PURINA COMPANY
     INCORPORATED IN MISSOURI - IRS EMPLOYER IDENTIFICATION NO. 43-0470580
                CHECKERBOARD SQUARE, ST. LOUIS, MISSOURI 63164
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  314-982-1000
                 --------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


Title  of  each  class          Name  of  each  exchange  on  which registered
----------------------          ----------------------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company 1996 Annual Report to Shareholders (Parts I and II of Form 10-K).

2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 6, 1996 (Part III of Form 10-K).

                                AMENDMENT NO. 1

The undersigned registrant hereby amends Item 14b. (10) of its Annual Report of Form 10-K for the year ended September 30, 1996, to add, as exhibits, the following material contracts, as sub items (xx) and (xxi):

10 (xx) Shareholder Agreement by and among Interstate Bakeries Corporation, Rlston Purina Company and VCS Holding Company, dated July 22, 1995.

10 (xxi) Supplement to Shareholder Agreement by and among Interstate Bakeries Corporation, Ralston Purina Company and VCS Holding Company, dated July 25, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

     RALSTON  PURINA  COMPANY
Registrant

By
        James  M.  Neville
              Vice  President  and
               General  Counsel
Date:    May  15,  1997

EXHIBIT  INDEX
---------------------


Exhibits
--------

          Exhibit  10  (xx)      Shareholder Agreement by and among Interstate
Bakeries Corporation, Raslton Purina Comany and VCS Holding Company, dated July 25, 1995.

          Exhibit  10  (xxi)        Supplement to Shareholder Agreement by and
among Interstate Bakeries Coropration, Ralston Purina
Company and VCS Holding Company, dated July 25, 1995.