Form 10-Q
period 1997-06-30
RALSTON PURINA CO
filed 1997-08-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1997

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

                         YES:      X          NO:    _____
                               -----

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on August 11, 1997:

                                  106,546,055

------

PART  I  -          FINANCIAL  INFORMATION

                            RALSTON PURINA COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL INFORMATION
       ----------------------------------------------------------------


Net earnings for the nine months ended June 30, 1997 were $314.8 million compared to $269.8 million for the same period in the prior year. Earnings per share were $2.99 and $2.83 on a primary and fully diluted basis, respectively, for the current nine months, compared to $2.55 and $2.41 in the prior year. Net earnings for the current nine months included two unusual items which increased net earnings by $5.6 million or $.06 and $.05 per primary and fully diluted share, respectively. The first unusual item is an after-tax restructuring charge of $29.1 million, net of income tax benefits of $74.2 million related to current and past restructurings. The second unusual item is a tax benefit of $34.7 million related to tax refund claims for 1993 through 1996 as a result of a change in the Company's method of
computing  foreign  tax  credits.    The  prior  year  nine months includes an
extraordinary loss on the early retirement of debt of $2.1 million, after taxes, or $.02 per share. Excluding these unusual items in both periods, net earnings increased $37.3 million in the current nine months to $309.2 million, compared to $271.9 million for the same period in 1996. Earnings per share for the nine months ended June 30, 1997, on this basis, were $2.93 and $2.78 per primary and fully diluted share, respectively, compared to $2.57 and $2.43 in the prior year nine months.

The increased earnings for the first nine months of fiscal year 1997 are primarily the result of higher equity earnings from the Company's investment in Interstate Bakeries Corporation (IBC), lower interest expense and a lower tax rate.

For the quarter ended June 30, 1997, net earnings were $100.7 million compared to $82.2 million for the same quarter in 1996. Earnings per share were $.96 and $.91 per primary and fully diluted share, respectively, compared to $.77 and $.73 a year ago. Each of the unusual items mentioned above was recorded in the quarter. Excluding these unusual items, net earnings for the quarter ended June 30, 1997 increased $10.8 million, or $.11 per primary and fully diluted share. This earnings increase resulted primarily from higher equity earnings from the Company's investment in IBC.

RESULTS  OF  OPERATIONS
Net sales increased 5.8% in the nine months ended June 30, 1997 on high single digit sales increases in Pet Products, Soy Protein Products and Agricultural Products. For the quarter, net sales increased 3.6% on increases in Pet Products and Soy Protein Products.

Gross profit as a percentage of sales was 40.3% in the nine months of both the current and prior year. The 1997 gross profit percentage improved in both
Agricultural Products and Battery Products, but decreased in Soy Protein Products where margins were unfavorably impacted by higher raw material costs. Additionally, sales increases in the lower margin Agricultural Products segment negatively impacted Company margins. Gross profit percentages were 40.1% and 38.7% for the quarter ended June 30, 1997 and 1996, respectively. The increased percentage in the quarter reflects improvements in all segments except Soy Protein Products where price increases have not offset higher raw material costs.

Selling, general and administrative expenses increased 8.4% in the current nine months and 9.2% in the quarter due primarily to increases in Pet Products, increased business development and management costs in Soy Protein Products and incremental expense associated with options and mark-to-market adjustments on liabilities denominated in share equivalents. Additionally, both periods are impacted by start-up expenses associated with capital projects. Prior year Agricultural Products' acquisitions also impacted the nine month period. Selling, general and administrative expenses were 17.8% and 17.3% of sales in the current and prior year nine month periods, respectively, and 18.5% and 17.5% in the current and prior year third quarters.

Advertising and promotion expense increased 10.6% in the current nine months and 13.7% in the current quarter due to additional promotional spending in Pet Products. As a percentage of sales, advertising and promotion expense was 10.6% and 10.5% in the current nine months and third quarter, respectively, compared to 10.1% and 9.6% in the same periods a year ago.

Other income/expense, net, was $17.9 million favorable for the nine months primarily due to prior year foreign currency translation and exchange losses, particularly in Mexico and Venezuela, and a higher return on other investments.

Income taxes, which represent federal, state and foreign taxes, include certain unusual items in the quarter and nine months ended June 30, 1997. First, income tax benefits of $74.2 million were recorded in the current quarter related to current and past restructuring actions. These benefits include current tax benefits of $12.5 million and the recognition of capital loss tax benefits of $61.7 million. Additionally, a tax benefit of $34.7 million was recorded related to tax refund claims for 1993 through 1996 as a result of a change in the Company's method of computing foreign tax credits. Excluding these unusual items, income taxes were 34.8% and 36.4% of pre-tax earnings before equity earnings for the current quarter and nine months, respectively, compared to 35.8% and 37.3% in the prior year periods. The decrease in the current year rates reflects the impact of adopting a different methodology for computing foreign tax credits.

BUSINESS  SEGMENTS
Comments and percentages in the following business segment review exclude the effects of provisions for restructuring. See discussion of these charges in the separate section which follows.

Sales for the Pet Products segment increased 10.5% in the quarter and 9.1% in the nine months on higher volumes and pricing. Operating profit increased for the quarter but was flat for the nine months. In the quarter, the volume gains were partially offset by higher promotion support. For the nine months, higher pet food ingredient costs and promotional spending offset the sales gains.

Sales for the Battery Products segment decreased slightly in the quarter and were flat for the nine months over the same periods in the prior year. During the quarter and nine months, worldwide branded alkaline volumes improved, particularly in North America and the Asia Pacific region. In addition, increased domestic prices had a positive effect. These increases were offset by lower sales in Europe, decreased OEM rechargeable sales in the Asia Pacific region due to competitive pricing pressures, and the continued decline in carbon zinc sales. Additionally, in the nine months, decreased alkaline private label sales had a negative effect.

Battery Products' operating profit decreased in the quarter and improved slightly in the nine months. Both periods included increased worldwide alkaline volume and improved results in the Asia Pacific region. These positive factors were more than offset in the quarter and nearly offset in the nine months by decreased earnings in Europe, decreased OEM rechargeable sales in the Asia Pacific region and start-up costs associated with the lithium ion rechargeable battery.

Sales for the Soy Protein Products segment increased 8.3% in the quarter and in the nine months on higher volume in food protein products and higher prices. Operating profit decreased in both periods as higher raw material costs, higher business development and management costs, and unfavorable foreign exchange more than offset the sales increase.

Sales for International Agricultural Products were flat in the quarter and increased 9.1% in the nine months. In both periods, increased volumes in the Asia Pacific region were offset by lower volumes in South and Central America. In the quarter, sales prices moderated with the decline in commodity prices. The nine month period was favorably impacted by prior year acquisitions and higher prices associated with higher commodity prices. Operating profit increased in the quarter and nine months on favorable margins and increased Asia Pacific volumes, partially offset by decreased volumes and lower margins in South and Central America. Additionally, results improved in France and Brazil reflecting the impact of prior year restructurings.

RESTRUCTURING  ACTIVITIES
In the quarter ended June 30, 1997, the Company recorded provisions for restructuring of $103.3 million, or $29.1 million, after taxes. These charges primarily relate to a continuation of the rationalization of the Battery Products' worldwide battery production capacity. The restructuring charges provide for the closing of 4 plants and the termination of 1,340 employees. On a pre-tax basis, charges for restructuring consisted of termination benefits of $44.4 million, other cash exit costs of $9.5 million and non-cash charges of $49.4 million, primarily related to impairment losses on land, buildings and machinery and equipment. These restructuring actions are expected to generate pre-tax cost savings of $15 million in fiscal 1998 and ultimate annual savings of $35 million in fiscal 2000.

The income tax benefits of $74.2 million recorded in the quarter associated with current and past restructuring actions include current tax benefits of $12.5 million and the recognition of capital loss benefits of $61.7 million.
These capital loss tax benefits will be used to partially offset taxes due upon the Company's future disposition of IBC shares. The Company expects to recognize additional capital loss tax benefits associated with these restructuring provisions in future periods to further affect
some  of    the  anticipated  capital  gains on the disposition of IBC shares.

Activity related to past restructuring provisions resulted in the closing of one plant and the termination of approximately 370 employees during the nine months ended June 30, 1997. In addition, termination benefits and other cash exit costs of $19.0 million were paid during the current nine months in connection with these previous provisions for restructuring, resulting in a reserve balance of $6.4 million at June 30, 1997. This activity is primarily associated with Battery Products' restructuring.


FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from operations. For the nine months ended June 30, 1997, cash flow from operations was $409.4 million compared to $327.3 million in the nine months ended June 30, 1996. The increase in cash flow in the current nine months is due to increased cash earnings and changes in working capital. The changes in working capital primarily represent increased accounts payable and accrued liabilities, largely due to current period restructuring reserves, and a lower level of inventory increases. Included in other, net cash flows from operations in the current nine months are IBC equity earnings and the long term receivable related to tax refund claims for 1993 through 1996 as a result of the change in the Company's method of computing foreign tax credits. Current liabilities exceeded current assets by $19.6 million at June 30, 1997 and by $22.1 million at September 30, 1996.

The increased cash used by investing activities is primarily due to a higher level of capital expenditures related to the expansion of production capacity.

On October 2, 1995, the Company issued $175 million of 7-3/4% fixed rate long-term debt.

In July 1997, the Company issued $480 million of Stock Appreciation Income Linked Securities (SAILS) consisting of 7% Exchangeable Notes due in 2000. These notes are unsecured debt which is exchangeable at maturity into a number of shares of IBC common stock or cash, at the Company's option. The number of shares of IBC Common Stock to be exchanged will depend upon the market price of the IBC Common Stock at maturity of the Notes, ranging from one share per
Note if the price at maturity is less than or equal to the initial price of approximately $62, to .82 of a share per Note if the maturity price is greater than or equal to $75.5 per share. Approximately 7.7 million Notes were issued. Net proceeds of $466 million from the transaction were used to reduce short-term debt. The SAILS debt will initially be recorded on the balance sheet at the principal amount of the issuance. At each subsequent balance sheet date, the SAILS will be marked to the cash value of the underlying IBC shares for which the SAILS may be exchanged. Any changes in value will be recorded in earnings each period. This transaction effectively limits the amount of appreciation on part of the Company's investment in IBC and locks in a minimum pre-tax gain of $340 million, or $220 million after tax, which is expected to be realized partially through equity earnings through 2000, with the remainder being realized upon maturity of the SAILS.

Simultaneous with the SAILS transaction, the Company sold 1,000,000 shares of its IBC stock back to IBC for $60 million and will recognize a pre-tax gain of $41 million, or $27 million after tax, in the fourth quarter.

As of July 31, 1997, approximately 1,130,000 shares remained under the Board of Directors' authorization dated February 16, 1994 for the purchase of up to
3  million  shares  of    RAL  Stock.

 As previously announced, the Company intends to separate its international agricultural animal feeds business in a tax-free spin-off to shareholders. Completion of the spin-off is expected in early 1998 and is contingent upon a favorable tax ruling from the Internal Revenue Service and approval by the Ralston Purina Board of Directors.



                               RALSTON PURINA COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF EARNINGS
                             (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                   QUARTER ENDED JUNE 30,  NINE MONTHS ENDED JUNE 30,
                                                   ----------------------  --------------------------


                                                             1997       1996       1997       1996
                                                           ---------  ---------  ---------  ---------

Net Sales                                                  $1,531.8   $1,478.6   $4,811.6   $4,550.0
                                                           ---------  ---------  ---------  ---------

Costs and Expenses
  Cost of products sold                                       917.8      906.3    2,874.5    2,718.4
  Selling, general and administrative                         282.6      258.8      854.4      788.2
  Advertising and promotion                                   161.0      141.6      509.5      460.6
  Interest expense                                             42.0       46.2      129.0      145.4
  Provision for restructuring                                 103.3          -      103.3          -
  Other (income)/expense, net                                  (4.0)      (1.4)      (4.9)      13.0
                                                            --------   -------    -------    --------
                                                            1,502.7    1,351.5    4,465.8    4,125.6
                                                           ---------  ---------  ---------  ---------

Earnings before Income Taxes, Equity Earnings
  and Extraordinary Item                                       29.1      127.1      345.8      424.4

Income Tax (Provision)/Benefit                                 62.8      (45.5)     (54.4)    (158.5)
                                                           ---------  ---------  ---------  ---------

Earnings before Equity Earnings
  and Extraordinary Item                                       91.9       81.6      291.4      265.9

Equity Earnings, Net of Taxes                                   8.8        2.7       23.4        6.0
                                                           ---------  ---------  ---------  ---------

Earnings before Extraordinary Item                            100.7       84.3      314.8      271.9

Extraordinary Item - Loss on Early
  Extinguishment of Debt                                         .-       (2.1)        .-       (2.1)
                                                           ---------  ---------  ---------  ---------

Net Earnings                                                  100.7       82.2      314.8      269.8

Preferred Stock Dividend, Net of Taxes                         (3.2)      (3.5)      (9.9)     (10.7)
                                                           ---------  ---------  ---------  ---------

Earnings Available to Common Shareholders                  $   97.5   $   78.7   $  304.9   $  259.1
                                                           =========  =========  =========  =========

Cash Dividends Declared per Common Share                   $   0.30   $   0.30   $   0.90   $   0.90
                                                           =========  =========  =========  =========


Earnings Per Share
    Primary
      Earnings before extraordinary item                   $   0.96   $   0.79   $   2.99   $   2.57
      Extraordinary item                                          -      (0.02)         -      (0.02)
                                                           --------   --------   --------   ---------
      Net Earnings                                         $   0.96   $   0.77   $   2.99   $   2.55
                                                           =========  =========  =========  =========

    Fully Diluted
      Earnings before extraordinary item                   $   0.91   $   0.75   $   2.83   $   2.43
      Extraordinary item                                          -      (0.02)         -      (0.02)
                                                           --------   --------   --------   ---------
      Net Earnings                                         $   0.91   $   0.73   $   2.83   $   2.41
                                                           =========  =========  =========  =========



See Accompanying Notes to Condensed Financial Statements.


                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (CONDENSED)
                             (DOLLARS IN MILLIONS)

                                                        JUNE  30, SEPTEMBER 30,
                                                        --------- -------------
                                                             1997       1996
                                                           ---------  ---------
ASSETS

Current Assets
  Cash and cash equivalents                                $   91.4   $   62.3
  Receivables, less allowance for doubtful accounts
    of  $38.7 and $35.9, respectively                         806.2      845.6
  Inventories
    Raw materials and supplies                                231.2      242.1
    Work in process                                           120.5      123.6
    Finished products                                         481.7      450.5
  Other current assets                                        179.0      149.3
                                                           ---------  ---------
    Total Current Assets                                    1,910.0    1,873.4

Investments and Other Assets                                1,516.2    1,455.8

Property at Cost                                            2,932.7    2,797.3
  Accumulated depreciation                                  1,406.3    1,341.4
                                                           ---------  ---------
                                                            1,526.4    1,455.9
                                                           --------   ---------
      Total                                                $4,952.6   $4,785.1
                                                           =========  =========

LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt                     $   91.5   $   98.0
  Notes payable                                               908.9      881.9
  Accounts payable                                            360.3      407.9
  Other current liabilities                                   568.9      507.7
                                                           ---------  ---------
    Total Current Liabilities                               1,929.6    1,895.5

Long-Term Debt                                              1,412.5    1,437.0

Deferred Income Taxes                                         (14.0)      50.0

Other Liabilities                                             531.4      500.7

Redeemable Preferred Stock                                    307.8      323.5

Unearned ESOP Compensation                                    (76.0)    (110.6)

Shareholders Equity
  Preferred stock                                                 -          -
  Common stock                                                 11.5       11.5
  Capital in excess of par value                              289.4      217.3
  Retained earnings                                         1,495.4    1,302.9
  Cumulative translation adjustment                          (105.2)     (66.6)
  Common stock in treasury, at cost                          (473.2)    (482.3)
  Unearned portion of restricted stock                         (4.0)      (4.2)
  Value of common stock held in Grantor Trust                (352.6)    (289.6)
                                                           ---------  ---------
    Total Shareholders Equity                                 861.3      689.0
                                                           --------   ---------
      Total                                                $4,952.6   $4,785.1
                                                           =========  =========
See Accompanying Notes to Condensed Financial Statements.




                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (CONDENSED)
                             (DOLLARS IN MILLIONS)



                                                   NINE MONTHS ENDED JUNE 30,
                                                   --------------------------
                                                             1997      1996
                                                             ----      ----
Cash Flow from Operations
  Net earnings                                             $ 314.8   $ 269.8
  Extraordinary Item                                             -       2.1
  Non-cash items included in income                          169.3     186.5
  Changes in assets and liabilities used in operations       (28.5)   (131.3)
  Other, net                                                 (46.2)      0.2
                                                           --------  --------
    Net cash flow from operations                            409.4     327.3
                                                           --------  --------

Cash Flow from Investing Activities
  Acquisition of businesses                                      -     (25.1)
  Property additions, net                                   (271.4)   (203.8)
  Other, net                                                 (14.7)     (0.3)
                                                           --------  --------
    Net cash used by investing activities                   (286.1)   (229.2)
                                                           --------  --------
Cash Flow from Financing Activities
  Net cash proceeds from debt                                 49.8      63.4
  Dividends paid                                            (113.1)   (114.6)
  Other, net                                                 (27.2)    (26.5)
                                                           --------  --------
    Net cash used by financing activities                    (90.5)    (77.7)
                                                           --------  --------
Effect of Exchange Rate Changes on Cash                       (3.7)     (2.4)
                                                           --------  --------
Net Increase in Cash and Cash Equivalents                     29.1      18.0

Cash and Cash Equivalents, Beginning of Period                62.3      44.3
                                                           --------  --------
Cash and Cash Equivalents, End of Period                   $  91.4   $  62.3
                                                           ========  ========

See Accompanying Notes to Condensed Financial Statements.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                             (Dollars in millions)


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

Note 2 - Primary earnings per share are based on the average number of shares outstanding during the period, excluding 4,290,000 and 4,201,000 shares of common stock held by the Company's Grantor Trust at June 30, 1997 and 1996, respectively. Fully diluted earnings per share are based on the average number of shares used for the primary earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards, when the effects of inclusion of such securities does not result in anti-dilution. Primary and fully diluted shares used in earnings per share computations were 102,106,000 and 109,622,000, respectively, for the quarter ended June 30, 1997 and 101,813,000 and 110,516,000 for the quarter ended June 30, 1996. For the nine months ended June 30, 1997, primary and fully diluted shares were 102,000,000 and 110,623,000, respectively, and were 101,780,000 and 110,485,000 for the nine months  ended  June  30,  1996.

Note 3 - At June 30, 1997, there were 102,132,000 shares of common stock outstanding, exclusive of 8,269,000 shares held in treasury and 4,290,000 Grantor Trust shares. At September 30, 1996, there were 101,720,000 shares of common stock outstanding, exclusive of 8,740,000 shares held in treasury and 4,228,000 Grantor Trust shares.

Note 4 - Other (income)/expense, net, for the nine months consists of the following:


                                     June  30,
                                    1997    1996
                                   ------  ------

Net translation and exchange loss  $ 8.6   $19.2
Investment income                   (6.6)   (6.5)
Miscellaneous (income)/expense      (6.9)    0.3
                                   ------  ------
                                   $(4.9)  $13.0
                                   ======  ======

Note  5  -  Investments  and  Other  Assets  consists  of  the  following:


                                    June  30,  Sept.  30,
                                       1997      1996
                                     --------  --------

Goodwill                             $  491.8  $  509.1
Other intangible assets                 243.4     256.3
Investments in affiliated companies     328.9     301.6
Deferred charges and other assets       452.1     388.8
                                     --------  --------
                                     $1,516.2  $1,455.8
                                     ========  ========



Note 6 - During the current quarter, the Company recorded provisions for restructuring of $29.1, after taxes, or $.28 and $.27 per primary and fully diluted share for the quarter and $.28 and $.26 per share, respectively, for the nine months. These charges primarily relate to continued rationalization of Battery Products' worldwide battery production capacity.

On a pre-tax basis, charges for restructuring were $103.3 and consisted of termination benefits of $44.4, other cash exit costs of $9.5 and noncash charges of $49.4, primarily related to impairment losses on land, buildings and machinery and equipment.

The income tax benefits of $74.2 recorded in the quarter associated with current and past restructuring actions include current tax benefits of $12.5 and the recognition of capital loss benefits of $61.7.

Note 7 - During the current quarter the Company recognized tax benefits of $34.7, or $.34 and $.32 per primary and fully diluted share for the quarter and $.34 and $.31 per share, respectively, for the nine months, related to tax refund claims for 1993 through 1996 as a result of a change in the Company's method of computing foreign tax credits.

Note 8 - During the quarter ended June 30, 1996, the Company recognized an extraordinary loss in connection with the retirement of $40.5 of 9.5% debentures.

Note 9 - On January 31, 1997, the Securities and Exchange Commission (SEC) issued amended disclosure rules for derivatives and exposures to market risk from derivative and other financial and certain commodity instruments. Enhanced accounting policy disclosures in accordance with this SEC release follow.

The Company uses financial and commodities derivatives in the management of foreign currency, commodities pricing and interest rate risks that are inherent to its business operations. Such instruments are not held or issued for trading purposes.

The Company uses foreign exchange (F/X) instruments, including currency forwards, futures and options, to reduce transaction and translation exposures resulting from its foreign currency activities. F/X instruments used are selected based on their risk reduction attributes and the related market conditions. Such instruments are marked-to-market, and the terms generally do not exceed twelve months. Realized and unrealized gains and losses from instruments qualifying as hedges are deferred as part of the cost basis of the asset or liability being hedged and are recognized in the statement of earnings in the same period as the underlying transaction. Realized and unrealized gains or losses from F/X instruments used as economic hedges but not qualifying for hedge accounting are recognized currently in the statement of earnings. Cash flows from F/X instruments are classified in the same category in the statement of cash flows as the underlying activities. F/X instruments are generally not disposed of prior to the settlement date; however, if an F/X instrument was disposed of prior to the settlement date, any gain or loss would be recognized immediately in the statement of earnings.

The Company uses commodities hedging instruments, including forwards, futures and options, to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as corn, wheat and soybean meal. The terms of such instruments generally do not exceed twelve months, and depend on the commodity and other market factors. The instruments are marked-to-market, and the gains and losses are deferred. Deferred gains and losses are subsequently recorded as cost of products sold in the statement of earnings when the inventory is sold. If the inventory is not acquired and the hedge is disposed of, the deferred gain or loss is recognized immediately in cost of products sold.

The Company uses interest rate swap and cap agreements in the management of interest rate exposure. The interest rate differential to be paid or received is normally accrued as interest rates change, and is recognized as a component of interest expense over the life of the agreements. If an agreement was to be terminated prior to the maturity date, any accrued rate differential would be recognized immediately as interest expense in the statement of earnings.

Note  10  - Statement of Financial Accounting Standards No. 128, "Earnings Per
Share",  was  issued  in  February  1997.    The Company expects the impact of
adoption  of  this  statement  to  be  immaterial.


PART  II  -          OTHER  INFORMATION
                     ------------------

There is no information required to be reported under any items except those indicated below.
Item  1.          Legal  Proceedings
                  ------------------

     On July 25, 1997 the United States District Court for the District of New Jersey granted a Motion for Summary Judgment in favor of the defendants (including the Company) in the consolidated proceedings styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP), described in the Company's Form 10K Annual Report for the fiscal year ended September 30, 1997. It is not known whether plaintiffs in the proceeding will timely file a notice of appeal.

Item  6.          Exhibits  and  Reports  on  Form  8-K
                  -------------------------------------

     (a)          Exhibits  filed  with  this  Report:

     (11)          Statement  re:  Computation  of  Per  Share  Earnings.

     (27)          Financial  Data  Schedule

     (b)          Reports  on  Form  8-K

          On May 23, 1997 the Registrant filed a Current Report of Form 8-K to file its press release dated that same date relating to the retirement of its current Chief Executive Officer and the succession of two Co-Chief Executive Officers.

          On July 21, 1997 the Registrant filed a Current Report on Form 8-K to file its press release dated that same date relating to earnings for its Fiscal 1997 third Quarter.

          On July 28, 1997 the Registrant filed a Current Report on Form 8-K describing the sale to underwriters of its 7% Exchangeable Notes Due 2000 and filing as exhibits to such Current Report, the Underwriting Agreement and First Supplemental Indenture related to such Notes.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     RALSTON  PURINA  COMPANY
     -----------------------------------------
     Registrant

     By:
       -
          James  R.  Elsesser
     Vice  President  and  Chief
     Financial  Officer



Date:    August  14,  1997

EXHIBIT  INDEX
-------------


Exhibits
--------

     EX-11          Computation  of  Earnings  Per  Share
     EX-27          Financial  data  schedule  for  3rd  Quarter  1997

     (provided  electronically)


Exhibit  27

(Document  prepared  on  Edgar)





i:\sec\10q\3qtr-97.doc