Form 10-K
period 1997-09-30
RALSTON PURINA CO
filed 1997-12-17
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                  -------------------------------------------
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997  COMMISSION FILE NO. 1-4582

                            RALSTON PURINA COMPANY
     INCORPORATED IN MISSOURI - IRS EMPLOYER IDENTIFICATION NO. 43-0470580
                CHECKERBOARD SQUARE, ST. LOUIS, MISSOURI 63164
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  314-982-1000
                 --------------------------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:






Title of each class                         Name of each exchange on which registered
------------------------------------------  -----------------------------------------
RALSTON PURINA COMPANY                      NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK, PAR VALUE $.10 PER SHARE      CHICAGO STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE INCORPORATED
RALSTON PURINA COMPANY                      NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK PURCHASE RIGHTS                CHICAGO STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE INCORPORATED
5 3/4% CONVERTIBLE SUBORDINATED DEBENTURES  NEW YORK STOCK EXCHANGE, INC.
9 1/4% DEBENTURES                           NEW YORK STOCK EXCHANGE, INC.
9.30% DEBENTURES                            NEW YORK STOCK EXCHANGE, INC.
8 5/8% DEBENTURES                           NEW YORK STOCK EXCHANGE, INC.
8 1/8% DEBENTURES                           NEW YORK STOCK EXCHANGE, INC.
7 7/8 % DEBENTURES                          NEW YORK STOCK EXCHANGE, INC.
7 3/4% DEBENTURES                           NEW YORK STOCK EXCHANGE, INC.
7% EXCHANGEABLE NOTES                       NEW YORK STOCK EXCHANGE, INC.



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

Yes:                    No:    X
     AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF THE CLOSE OF BUSINESS ON OCTOBER 31, 1997:$9,232,131,416.

(Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Ralston Purina Company Common Stock ("RAL Stock"), $.10 par value, outstanding as of close of business on December 5, 1997:
106,690,296.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company 1997 Annual Report to Shareholders (Parts I and II of Form 10-K).

2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1997 (Part III of Form 10-K).

                                    PART  I

ITEM  1.    BUSINESS.

The Company, incorporated in Missouri in 1894, is the world's largest producer of dry dog and dry and soft-moist cat foods. It is also the world's largest manufacturer of dry cell battery products. The Company is also a major producer of other pet products, including cat box filler. The Company has a number of trademarks, such as PURINA, RALSTON, the CHECKERBOARD logo, CHOW, DOG CHOW, CAT CHOW, GOLDEN CAT, TIDY CAT, EVEREADY and ENERGIZER among others, which it considers of substantial importance and which it uses individually or in conjunction with other Company trademarks.

The Company is presently comprised of two Business Segments - Pet Products and
Battery  Products.    At  September  30,  1997,  the  Company's  soy  protein
technologies business and its agricultural products business were considered discontinued businesses for financial reporting purposes.

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

On December 3, 1997, the Company, in a series of mergers and exchanges, sold its soy protein technologies business, the world's leading producer and marketer of high-quality dietary isolated soy protein and fiber food ingredients and a leading marketer of polymer products, to E.I. du Pont de Nemours and Company. On March 29, 1996, the Company announced its intention to separate its agricultural products business in a tax-free spin-off to shareholders. The agricultural products business, which is conducted almost exclusively outside of the United States, is one of the world's largest producers and marketers of formula feeds. Completion is anticipated in early 1998 and is contingent upon a favorable tax ruling from the Internal Revenue Service and approval by the Company's Board of Directors.

On December 5, 1997, the Company acquired Edward Baker Petfoods, a British pet food manufacturer and a major supplier of branded and private label pet food products to the European market.

On July 22, 1995, the Company sold all of the outstanding capital stock of Continental Baking Company, its subsidiary engaged in the fresh bakery products business, to Interstate Bakeries Corporation and its wholly owned subsidiary Interstate Brands Corporation.

The principal raw materials used in the Pet Products Segment are grain and grain products, protein ingredients, meat by-products and clay; in the Battery Products Segment, the principal raw materials used are manganese dioxide, zinc, acetylene black and potassium hydroxide. With respect to discontinued soy protein operations, the principal raw materials used are processed soy and other proteins, and in agricultural products, grain and grain products and protein ingredients. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in these products may fluctuate due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. The Company manages exposure to changes in the commodities markets as considered necessary by hedging certain of its ingredient requirements such as soybean meal, corn or wheat. Sales prices of the Company's agricultural products, a large portion of the production costs of which are represented by the costs of raw materials, are adjusted frequently to reflect changes in raw material costs. Prices of other products are adjusted less frequently. The ability to substitute ingredients in some of these products, such as agricultural feeds, provides further protection against fluctuating raw material prices.

Pet products are marketed in the United States primarily through direct sales forces and food brokers to grocery wholesalers, retail chains and other customers. Battery products (as well as the discontinued food protein and industrial polymer products) are marketed in the United States and internationally primarily through direct sales forces. Agricultural products are distributed primarily through a network of approximately 3,300 independent dealers outside the United States.

Competition is intense in both of the Business Segments. In the Pet Products and Battery Products Segments, the principal competitors are regional, national and international manufacturers whose products compete with those of the Company for shelf space and consumer acceptance. In the agricultural products business, the Company competes with other large feed manufacturers, cooperatives, single-owner establishments and in the case of many markets, government feed companies. The business of the Battery Products Segment tends to be somewhat seasonal, with strong fall and winter sales reflecting the effect of holiday buying of batteries.

During fiscal years 1995, 1996 and 1997, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies was 6.7%, 10.5% and 11.9%, respectively, of the Company's gross consolidated revenues. Except for this relationship, the Company was not dependent upon any other single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

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

There has been a shift within primary battery products from carbon zinc batteries to alkaline batteries. As such, the Company has recorded provisions related to restructuring its world-wide battery production capacity and certain administrative functions in each of the last three years. Alkaline batteries are now the dominant primary battery in all world areas with the exception of Asia and Africa. The rechargeable battery products business is experiencing rapid technological evolution, particularly within the lithium area. These emerging rechargeable technologies are expected to play a predominant role in the future of the rechargeable battery business. The Company continues to review its battery production capacity and its business structure in light of pervasive global trends, including the evolution of technology.

As of September 30, 1997 the Company, as a whole, employed 10,060 employees in the United States and 20,102 in foreign jurisdictions. The descriptions of the businesses of, and the summary of selected financial data regarding, the Company appearing under "Ralston Purina Company Financial Review-Highlights" on page 16, "Ralston Purina Company Financial Review-Liquidity and Capital Resources" on page 18, "Ralston Purina Company Financial Review Business Segment Information" on page 22, "Ralston Purina Company -Business Segment Information" on pages 24 through 26, and "Ralston Purina Company Notes to Financial Statements - Summary of Accounting Policies - Research and Development" on page 34 of the Ralston Purina Company Annual Report to Shareholders 1997, are hereby incorporated by reference.

ITEM  2.    PROPERTIES.

A list of the Company's principal plants and facilities as of December 3, 1997 follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

PET  PRODUCTS

PET  FOOD  PLANTS
United  States
Atlanta,  GA
Clinton,  IA  (2R)
Davenport,  IA
Denver,  CO
Dunkirk,  NY
Flagstaff,  AZ
Mechanicsburg,  PA
Oklahoma  City,  OK
Zanesville,  OH

INTERNATIONAL
Cuautitlan,  Mexico
Encrucijada,  Venezuela  (6)(10)
Guatemala  City,  Guatemala  (6)(10)
Innisfail,  Alberta,  Canada
Mississauga,  Ontario,  Canada
Monjos,  Spain
Montfort-Sur-Risle,  France
Mosquera,  Colombia  (6)(10)
Portogruaro,  Italy
Ribeirao  Preto,  Brazil
San  Tome,  Argentina
Songtan,  Korea  (6)(10)
Strathroy,  Ontario,  Canada  (6)

CAT  LITTER  PLANTS
United  States
Bloomfield,  MO
King  William,  VA
Maricopa,  CA
Olmsted,  IL

PACKAGING  FACILITIES
United  States
Philadelphia,  PA  (8)

INTERNATIONAL
Caledonia,  Ontario,  Canada  (8)

BATTERY  PRODUCTS

BATTERY  AND  RELATED  PRODUCTS  PLANTS
United  States
Asheboro,  NC  (2)(3)
Bennington,  VT
Fremont,  OH
Gainesville,  FL
Garretsville,  OH
Marietta,  OH
Maryville,  MO
St.  Albans,  VT

INTERNATIONAL
Alexandria,  Egypt
Banbury,  United  Kingdom
Bogang,  People's  Republic  of  China
Caudebec  Les  Elbeuf,  France  (2)
Cebu,  Philippines
Ekala,  Sri  Lanka
Jakarta,  Indonesia
Johor  Bahru,  Malaysia
Juarez,  Mexico
Jurong,  Singapore  (3)
La  Chaux-de-Fonds,  Switzerland
Manila,  Philippines
Nakuru,  Kenya  (5)
Newcastle-under-Lyme,  United  Kingdom
New  Territories,  Hong  Kong
Slany,  Czech  Republic  (8)
Tanfield  Lea,  United  Kingdom
Tecamac,  Mexico
Tianjin,  People's  Republic  of  China
Walkerton,  Ontario,  Canada

DISCONTINUED  OPERATIONS
------------------------

AGRICULTURAL  PRODUCTS

FEED  PLANTS
International
Addison,  Ontario,  Canada
Arequipa,  Peru  (2)
Barcelona,  Venezuela
Benavente,  Portugal  (9)
Benavente,  Spain
Bessenay,  France  (1)
Borgoratto,  Italy
Bucaramanga,  Colombia  (2)
Buga,  Colombia
Cabimas,  Venezuela  (1)(9)
Canoas,  Brazil
Cantenhede,  Portugal
Carmo  do  Cajaru,  Portugal  (2)
Cartagena,  Colombia
Chatillon,  France  (1)
Chiclayo,  Peru
Courchelettes,  France
Courtice,  Ontario,  Canada  (2)
Cuautitlan,  Mexico
Dos  Hermanas,  Spain
Drummondville,  Quebec,  Canada
Encrucijada,  Venezuela
Fushun,  Peoples  Republic  of  China  (1)
Gonen,  Turkey
Guadalajara,  Mexico
Guatemala  City,  Guatemala
Ibaque,  Colombia  (2)
Inhumas,  Brazil
Kaposvar,  Hungary
Karcag,  Hungary
Kunsan,  Korea
LaCoruna,  Spain
Langfang,  Peoples  Republic  of  China
Lima,  Peru
Limoges,  France  (1)
Longue,  France
Luleburgaz,  Turkey
Maracaibo,  Venezuela
Maracay,  Venezuela  (2)
Marcilla,  Spain
Maringa,  Brazil
Medellin,  Colombia  (2)
Merida,  Mexico  (1)
Merida,  Spain
Mexicali,  Mexico
Monterrey,  Mexico
Montvendre,  France  (1)
Mosquera,  Colombia
Nanjing,  People's  Rep.  of  China  (7)
Obregon,  Mexico
Palmerston,  Ontario,  Canada
Paulinia,  Brazil
Pommevic,  France
Pulilan,  Philippines
Pusan,  Korea
Recife,  Brazil
St.  Romuald,  Quebec,  Canada
St.  Ybard,  France  (1)
Salamanca,  Mexico
San  Felice,  Italy
Songtan,  Korea  (3)
Sorcy,  France
Sospiro,  Italy
Spessa,  Italy  (2)
Strathroy,  Ontario,  Canada
Tehuacan,  Mexico
Termoli,  Italy
Torrejon,  Spain
Valencia,  Spain
Villasis,  Philippines
Volta  Redonda,  Brazil
Woodstock,  Ontario,  Canada
Yantai,  People's  Rep.  of  China  (7)

HATCHERIES
Valencia,  Venezuela

SOY  PROTEIN

FOOD  PROTEIN  PLANTS
United  States
Memphis,  TN
Pryor,  OK  (2)

INTERNATIONAL
Ieper,  Belgium

INDUSTRIAL  PROTEIN  PLANT
Louisville,  KY

POWDERED  ALPHA  CELLULOSE  PLANT
Urbana,  OH

DAIRY  FOOD  SYSTEMS  PLANT
Hager  City,  WI

OTHER  PROPERTIES
-----------------

RESEARCH  FACILITIES
United  States
Gray  Summit,  MO  (4)
St.  Louis,  MO  (4A)
Westlake,  OH  (4B)

INTERNATIONAL
Tanfield  Lea,  United  Kingdom

MACHINE  SHOP  AND  FOUNDRY
St.  Louis,  MO

MISCELLANEOUS
Thomasville,  NC

ADMINISTRATIVE  AND  EXECUTIVE  OFFICES
St.  Louis,  MO

In addition to the properties identified above, the Company and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)          20%  to  50%  owned  interests
(2)          Leased; (2R) Leased pursuant to industrial revenue bond financing
(3)          Two  plants
(4)     	    Provides service for Human and Pet Foods; (4A) Human and Pet Foods and Soy  Protein  Products;  (4B)  Battery  Products
(5)          Less  than  20%  owned  interest
(6)          Also  produces  feed
(7)          Over  50%  owned  interest  in  Joint  Venture operating facility
(8)          Bulk  packaging  and  distribution
(9)          Held  for  sale
(10)         Pet Products assets at these locations will be included in spin-off of Agricultural  Products  business.

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

In the opinion of management, based on the information presently known, the ultimate liability for all such matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals of $10.4 million for estimated liabilities, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  4.A.      EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

A list of the executive officers of the Company and their business experience follows:

W.  Patrick  McGinnis,  50,  co-Chief Executive Officer and co-President since
---------------------
October 1, 1997 and Corporate Officer since 1984; President and Chief Executive Officer, Pet Products Group since 1992; President and Chief
Operating Officer, Grocery Products Group 1989-92; Vice President and President, Branded Foods Group 1987-89; Vice President and Executive Vice
President,  Grocery  Products  Division  1984-87;  Division  Vice  President,
Marketing, Grocery Products Division 1983-84; Executive Vice President and Director, Grocery Products Division, Ralston Purina Canada, Inc. 1980-83. Company service, 25 years.


J.  Patrick  Mulcahy,  53,  co-Chief  Executive Officer and co-President since
--------------------
October 1, 1997 and Corporate Officer since 1984; Chairman of the Board and Chief Executive Officer, Eveready Battery Company, Inc., and responsible for Ralston Purina International since 1987; Vice President and Director,
Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; Division Vice President, Director of Marketing, Grocery Products Group 1980-81. Company service, 29 years.

James  R.  Elsesser, 53, Vice President and Chief Financial Officer since 1985
-------------------
and  Corporate  Officer  since  1985;  Vice  President, March-September, 1985;
Treasurer,  February-September,  1985.    Company  service,  12  years.

Nancy  E.  Hamilton,  47,  Secretary  and  Division Vice President since 1996;
-------------------
Senior Counsel and Assistant Secretary, 1994 - 1996. Company service, 12 years.


Patrick  C.  Mannix,  52, Vice President; President, Eveready Battery Company,
-------------------
Inc., Specialty Business since 1995; Executive Vice President, Eveready Battery Company, International 1991 - 1995 and Corporate Officer since 1992; Area Chairman, Asia Pacific operations, Eveready Battery, 1985-91. Company service, 34 years, including 23 years with Eveready Battery Division of Union Carbide Corporation.

James  M. Neville, 58, Vice President, General Counsel and Assistant Secretary
-----------------
since 1996; Vice President, General Counsel and Secretary 1989 - 1996, and Corporate Officer since 1983; Vice President and General Counsel 1984-89. Company service, 13 years.

Ronald  D.  Winney,  55,  Treasurer  since  1985;  Division Vice President and
------------------
Assistant Treasurer 1984-85; Assistant Treasurer 1977-85. Company service, 28 years.

Anita  M.  Wray,  43, Vice President and Controller since April 1994; Division
---------------
Vice President and Director of Financial Accounting Services, 1985-1994. Company service, 18 years.


William  P.  Stiritz,  63,  Chairman  of the Board, retired as Chief Executive
--------------------
Officer and President on September 30, 1997; Served as Chief Executive Officer and President since 1982 and as Corporate Officer since 1973; President and Chief Executive Officer 1981-82; Group Vice President, Grocery Products and
Restaurant  Operations  1979-81.    Company  service,  34  years.

Jay  W.  Brown,  52,  resigned  as  Vice  President on December 1, 1997; Chief
--------------
Executive Officer and President, Protein Technologies International, Inc. 1995 to 1997; Chairman of the Board and Chief Executive Officer, Continental Baking Company 1985 - 1995 and Corporate Officer since 1984; President, Van Camp
Seafood Division 1983-84; Vice President, Foodmaker, Inc. 1981-83. Company service, 27 years.


(Ages  and  years  of  service  as  of  December  31,  1997.)


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's RAL Stock is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30, 1997, there were 21,553 shareholders of record of the Company's RAL Stock.

The following tables set forth dividends paid and range of market prices for the RAL Stock (for the year ended September 30):

	     DIVIDENDS  PAID

                 1997   1996
                -----  -----
First Quarter   $ .30  $ .30
Second Quarter    .30    .30
Third Quarter     .30    .30
Fourth            .30    .30



s>

				MARKET PRICE RANGE

                                                        1997                1996
                 			                ------------------  ---------------

                                                       RAL Stock           RAL Stock
						-----------------    -------------
First Quarter                                     $    78.00 - 65.50  $    67 - 57.25
Second Quarter                                       87.375 - 71.125      69 - 57.875
Third Quarter                                          87.25 - 74.75       67.75 - 56
Fourth Quarter                                     94.3125 - 80.0625   68.875 - 57.75


There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report.


ITEM  6.    SELECTED  FINANCIAL  DATA.

     The summary of selected financial data regarding Ralston Purina Company appearing on pages 14 through 15, of the Ralston Purina Company Annual Report to Shareholders 1997, is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Information appearing under "Ralston Purina Company and Subsidiaries Financial Review" on pages 16 through 23 and the information appearing under "Ralston Purina Company - Business Segment Information" on pages 24 through 26 of the Ralston Purina Company Annual Report to Shareholders 1997, is hereby incorporated by reference.


ITEM  8.      FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

The consolidated financial statements of the Company and its subsidiaries appearing on pages 28 through 48, together with the report thereon of Price Waterhouse LLP on page 27, and the supplementary data under "Ralston Purina Company - Quarterly Financial Information" on page 49 of the Ralston Purina Company Annual Report to Shareholders 1997, are hereby incorporated by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.


                                   PART III


ITEM  10.    DIRECTORS  OF  THE  REGISTRANT.

     The information regarding directors on pages 5 through 12, and information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 22, of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1997 is hereby incorporated by reference.


ITEM  11.    EXECUTIVE  COMPENSATION.
     Information appearing under "Executive Compensation" on pages 13 through 16, "Compensation Committee Interlocks and Insider Participation" on page 16, "Human Resources Committee Report on Executive Compensation" on pages 17 through 20, "Performance Graphs" on pages 21 through 22, "Stock Ownership" on pages 7 through 10, and the remuneration information under "Directors' Meetings, Committees and Fees" on pages 10 through 12 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1997 is hereby incorporated by reference.


ITEM  12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership" on pages 7 through 10 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1997 is hereby incorporated by reference.


ITEM  13.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Compensation Committee Interlocks and Insider Participation" on page 16 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1997, is hereby incorporated by reference.

                                    PART IV

ITEM  14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


1.    Documents  filed  with  this  report:

a. Financial statements previously incorporated by reference under Item 8 hereinabove.

-  Report  of  Independent  Accountants.
- Consolidated Statement of Earnings -- for years ended September 30, 1997, 1996 and 1995.
-  Consolidated  Balance Sheet -- for years ended September 30, 1997 and 1996.
- Consolidated Statement of Cash Flows -- for years ended September 30, 1997, 1996, and 1995.
- Consolidated Statement of Shareholders Equity -- for years ended September 30, 1997, 1996 and 1995.
-  Notes  to  Financial  Statements.

b. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(3i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 1, 1996 are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1995.
(3ii)         The By-Laws of Ralston Purina Company, as amended July 17, 1997.
(4) The Rights Agreement, effective as of March 28, 1996, is hereby incorporated by reference to the Company's Form 8-A Registration Statement filed on March 29, 1996.
(4) The Certificate of Designation of Ralston Purina Company Series A ESOP Preferred Stock dated as of July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
(4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

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

(a)          Executive  Life  Plan,  as  amended  September  24,  1987.*
(b)          Form  of  Agreements for Deferral of 1987 Annual and Special Cash
Bonuses.*
(c)          Form  of  Agreements for Deferral of 1988 Annual and Special Cash
Bonuses.*
(d) Ralston Purina Company 1988 Incentive Stock Plan, as amended January 21 and March 25, 1988.*
(e)          Personal  Financial  Planning Program, as amended July 21, 1988.*
(f)         Form of Non-Qualified Stock Option, effective September 22, 1988.*
(g) Executive Health Plan, as amended April 1, 1985, September 24, 1987 and July 21 and November 17, 1988.*

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

(a)         Form of Management Continuity Agreements, as amended September 28,
1990.*
(b)          Form  of  Non-Qualified  Stock  Option,  effective May 24, 1990.*
(c) Form of Agreement for Deferral of 1985, 1986 and 1989 Annual and Special Cash Bonuses.*
(d) Form of letter amending Restricted Stock Awards and Non- Qualified Stock Options, as of September 27, 1990.*

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

(a) Form of letter amending certain outstanding Restricted Stock Awards and Non-Qualified Stock Options, dated as of September 29, 1992.*
(b)          Form  of  Agreement  for Deferral of 1991 Annual and Special Cash
Bonuses.*
(c)          Form  of  Agreement  for  Deferral  of  1991  Annual Cash Bonus.*
(d)          Form  of  1991  Non-Qualified  Stock  Option.*
(e) Form of Indemnification Agreement with directors and corporate officers.*

(ix) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.

(a)        Form of Agreement for Deferral of 1992 Annual and Special Bonuses.*
(b)          Form  of  Agreement  for  Deferral  of  1992  Annual Cash Bonus.*
(c)          Form  of  Amendment  to  1988  Non-Qualified  Stock  Option.*
(d)          Form  of  Amendment  to  1990  Non-Qualified  Stock  Option.*
(e)          Form  of  Amendment  to  1991  Non-Qualified  Stock  Option.*
(f) Form of letter amending Restricted Stock Awards, dated as of September 24, 1993.*

(x) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1994.

(a) The Agreement and Plan of Reorganization between the Company and Several of its Subsidiaries and Ralcorp Holdings, Inc. dated March 31, 1994 is incorporated by reference to the Company's Form 8-K/A dated April 14, 1994.
(b) Trust Agreement between Ralston Purina Company and Wachovia Bank of North Carolina, N.A., dated as of September 15, 1994.
(c)          Leveraged  Incentive  Plan,  adopted  as  of September 23, 1994.*

(xi) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

(a) Deferred Compensation Plan for Non-Management Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990, October 27, 1992, July 30,
1993,  November  18,  1993  and  August  9,  1995.*
(b) Deferred Compensation Plan for Key Employees, as amended September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993,
November  18,  1993,  and  November  6,  1995.*
(c)    Form  of  March  23,  1995  Non-Qualified  Stock  Option  Contract.*
(d)    Form  of  September  28,  1995  Non-Qualified  Stock  Option Contract.*
(e)    Form  of  September  28,  1995  Non-Qualified  Performance Stock Option
Contract.*
(f)    Form  of  Agreement  for  Deferral  of  1995  Annual  Cash  Bonus.*

(xii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1996.

(a)    Form  of  September  26,  1996  Non-Qualified  Performance Stock Option
Agreement.*
(b)    Form  of  September  26,  1996  Non-Qualified  Stock Option Agreement.*
(c) Deferred Compensation Plan for Non-Management Directors, as amended September 25, 1987, July 22, 1988, May 25, 1990, October 27, 1992, July 30,
1993,  November  18,  1993,  August  9,  1995,  and  September  26,  1996.*
(d) Deferred Compensation Plan for Key Employees, as amended September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993,
November  18,  1993,  November  6,  1995,  and  September  26,  1996.*
(e)  Form  of  Letter  for  Deferral  of  1997  Bonus  Award.*
(f)  Form  of  Agreement  for  Deferral  of  1996  Annual  Cash  Bonus*
(g)  Form  of  Agreement  for Deferral of 1996 Annual and Special Cash Bonus.*
(h)      Deferral  of  Potential  Fiscal 1997 Protein Sr. Management Incentive
Award.*

(xiii) Agreement and Plan of Merger and Exchange by and among E.I. du Pont de Nemours and Company, Ralston Purina Company, Protein Technologies International Holdings, Inc. and Other Parties Named Therein, dated as of December 2, 1997.

(xiv)          Form  of  November  20,  1997  Non-Qualified  Stock  Option.*

(xv) Deferred Compensation Plan for Key Employees, as amended, September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993,
November  18,  1993,  November  6,  1995, September 26, 1996, and November 13,
1997.*

(xvi)          Form  of  Letter  of  Deferral  of  1998  Bonus  Award.*

(xvii)          Form  of  Agreement  for  Deferral of 1997 Annual Cash Bonus.*

(xviii)         Form of Agreement for Deferral of 1997 Annual and Special Cash
Bonus.

(xvix)          Form  of  Split  Dollar  Agreement.*

(xx) 1996 Leveraged Incentive Plan, adopted as of September 26, 1996 and amended September 25, 1997.*

(xxi) Resolution adopted September 26, 1996 amending Options granted September 28, 1995.*

(11)          Statement  re:  Computation  of  Per  Share  Earnings.
(13)          Pages  14  to  48 of the Ralston Purina Company Annual Report to
Shareholders 1997, which are incorporated herein by reference, are filed herewith.
(21)          Subsidiaries  of  the  Registrant.
(23)          Consent  of  Independent  Accountants.
(27)          Financial  Data  Schedule.

*  Denotes  a  management  contract  or  compensatory  plan  or  arrangement.

2. A Current Report on Form 8-K was filed by the Company on July 21, 1997 to file its press release regarding its third quarter earnings results. A Current Report on Form 8-K was filed by the Company on July 28, 1997 to disclose the purchase by underwriters of the Company's 7.0% Exchangeable Notes Due 2000. A Current Report on Form 8-K was filed by the Company on August 22, 1997 to file its press release announcing that the Company had signed a letter of intent to sell its Protein Technologies business to E.I. du Pont de Nemours and Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          RALSTON  PURINA  COMPANY


By:      J.P.  Mulcahy                    By:        W.P.  McGinnis
   -------------------                       ----------------------
J.P.  Mulcahy            			W.P.  McGinnis
co-Chief  Executive  Officer            	co-Chief  Executive  Officer
and  co-President            		and  co-President

Date:          December  16,  1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 16, 1997, by the following persons on behalf of the registrant in the capacities indicated.


SIGNATURE                    TITLE
---------                    -----

     W.  P.  McGinnis
-----------------------------co-Chief  Executive  Officer  and
     W.P.  McGinnis          President

     J.  P.  Mulcahy
--------------------------- co-Chief  Executive  Officer  and
     J.P.  Mulcahy          President

     James  R.  Elsesser
-------------------------------   Vice  President  and  Chief
     James  R.  Elsesser          Financial  Officer

     Anita  M.  Wray
-------------------------------   Vice  President  and  Controller
     Anita  M.  Wray

     William  P.  Stiritz
-------------------------------    Chairman  of  the  Board
     William  P.  Stiritz          of    Directors

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