Form 10-Q
period 1997-12-31
RALSTON PURINA CO
filed 1998-02-13
CIK 81870

14




                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 1997

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

     YES:      X          NO:    _____
             -----

Number  of  shares of Ralston Purina common stock, $.10 par value, outstanding
as  of  the  close  of  business  on    February  6,  1998:    107,154,946.
                                      --------------------

PART  I  -  FINANCIAL  INFORMATION

                            RALSTON PURINA COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL INFORMATION
                      (in millions except per share data)
       ----------------------------------------------------------------

OPERATING  RESULTS

Net earnings for the three months ended December 31, 1997 were $857.8, or $8.35 and $7.80 per share on a basic and diluted basis, respectively. Included in net earnings for the current quarter is an after-tax gain on the sale of Soy Protein Products of $705.1 (pre-tax gain of $1.1 billion) and income from discontinued operations of $15.7. The Soy Protein Products business was sold to E.I. Du Pont de Nemours and Company (DuPont) on December 3, 1997. Discontinued operations consist of Soy Protein Products through the sale date and Agricultural Products, which will be spun off during 1998. The fiscal 1997 first quarter net earnings of $137.4, or $1.32 and $1.23 per share on a basic and diluted basis, respectively, include earnings from discontinued operations of $23.1.

Earnings from continuing operations increased $22.7 in the quarter to $137.0 compared to $114.3 for the same period in the prior year. Earnings increased primarily on higher operating earnings in both the Pet Products and Battery Products segments. Earnings per share from continuing operations for the quarter ended December 31, 1997 were $1.31 and $1.24 on a basic and diluted basis, respectively, compared to $1.09 and $1.02 a year ago.


RESULTS  OF  CONTINUING  OPERATIONS

Net sales increased 4.5% in the quarter ended December 31, 1997 on increased Pet Products sales. See the following section for comments on sales changes by Business Segment.

Gross profit as a percentage of sales was 50.8% in the current quarter compared to 48.8% in the prior year first quarter. The increased percentage in the current quarter reflects increases in both the Pet Products and Battery Products segments and increased sales in the higher margin Pet Products segment. Pet Products' margins were unfavorably impacted in the prior year quarter by higher grain prices as price increases were insufficient to maintain historical margin levels.

Selling,  general  and  administrative  expenses increased 3.2% in the current
quarter  due  to  increases  in  Pet  Products.      Selling,  general  and
administrative expenses were 17.7% and 17.9% of sales in the current and prior year first quarters, respectively.

Advertising and promotion expense increased 6.6% in the current quarter due to higher advertising expenditures and promotion support in Pet Products. As a percentage of sales, advertising and promotion expense was 14.5% in the current quarter and 14.2% a year ago. Other income/expense, net, was unfavorable by $3.3 for the quarter primarily due to higher translation and exchange losses in the Asia Pacific and South and Central American regions in the current quarter.

Income taxes, which include federal, state and foreign taxes, were 36.2% of pre-tax earnings before equity earnings for the current quarter compared to 37.2% in the prior year.


BUSINESS  SEGMENTS

Sales for the Pet Products segment increased 9.5% in the quarter on higher volumes and pricing. Operating profit increased significantly in the quarter on higher pet food volume and lower ingredient costs. This increase was partially offset by higher advertising expenditures and promotion support.

Sales for the Battery Products segment were flat in the quarter over the same period in the prior year. Increased volumes and improved product mix in the United States and higher volumes in the rechargeable business and in South and Central America resulted in sales increases. However, sales declined in Asia Pacific due to Asian currency devaluations, despite significantly higher volumes and pricing adjustments in the region. In addition, unfavorable pricing and product mix in Europe resulted in sales declines.

Battery Products' operating profit increased in the quarter on strong performance in North America and improved results in the rechargeable business. The rechargeable business results reflect cost reductions in addition to higher volumes. Asia Pacific results were off slightly in the quarter as significantly higher volumes, pricing adjustments and cost reductions were offset by the effects of various Asian currency devaluations.

Results from discontinued operations decreased in the quarter due to lower earnings for Agricultural Products and Soy Protein Products, which was sold on December 3, 1997. Agricultural Products earnings decreased due to lower earnings in Europe and exchange losses from the effects of various currency devaluations in Asia and Latin America.


MARKET  RISKS

The recent economic crises in the Asia Pacific region, accompanied by various currency devaluations, represent a material change in the market risks faced by the Company in this region. The Company's Asia Pacific operations consist primarily of the Battery Products segment. The Company has manufacturing facilities in this region whose products are both sold locally and exported outside the region. In addition, the Company sources its raw materials from within and outside the region. Market risks include the risk of loss of value in the Company's net investment in the Asia Pacific region as well as lower dollar profits for the operations in that region and increased foreign exchange losses.

The depth and duration of the crises in the Asia Pacific region and its economic effects on the Company are still uncertain. Management will continue to pursue appropriate actions, as market conditions allow, to mitigate the impact of the various Asian currency devaluations throughout fiscal 1998. However, the Company expects the impact on its future earnings to be more significant as certain Asian currencies have continued to devalue since the end of the first quarter.

RESTRUCTURING  ACTIVITIES

During the quarter ended December 31, 1997, approximately 60 employees were terminated and cash exit costs of $5.2 were incurred in connection with restructuring accruals established by the Company in fiscal year 1997. These provisions were primarily related to the continued rationalization of Battery Products' production capacity and business structure. At December 31, 1997, the restructuring reserve balance was $61.1.


FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from operations. For the quarter ended December 31, 1997, cash flow from continuing operations was $132.7 compared to $153.4 in the prior year quarter. The decrease in cash flow in the current quarter results from increased cash earnings, more than offset by changes in working capital items, primarily increased accounts receivable.

Working capital was $318.3 at December 31, 1997 and $289.7 at September 30, 1997. The increase in working capital is due to increased accounts receivable, largely offset by increases in notes payable, accounts payable, and other current liabilities.

Cash used by investing activities increased from $54.8 in the quarter ended December 31, 1996 to $293.2 in the current quarter. The primary reason for this increase was the December 1997 acquisition of Edward Baker Petfoods for $182.5.

During the current quarter, the Company used the proceeds from the issuance of short-term debt primarily for the acquisition of Edward Baker Petfoods.

In December 1997, the Company sold its Soy Protein Products operations to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at purchase date) and the assumption of certain liabilities. This non-cash transaction resulted in an after-tax gain of $705.1.

As of January 30, 1998, approximately 1,130,400 shares remained under the Board of Directors' authorization for the purchase of up to 3 million shares
of    RAL  Stock.




                      CONSOLIDATED STATEMENT OF EARNINGS
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                             QUARTER ENDED DECEMBER 31,
                                             --------------------------


                                                   1997       1996



Net Sales                                        $1,317.1   $1,260.5
                                                 ---------  ---------

Costs and Expenses
  Cost of products sold                             648.2      645.4
  Selling, general and administrative               233.3      226.1
  Advertising and promotion                         190.4      178.6
  Interest expense                                   46.3       44.2
  Other (income)/expense, net                        (0.2)      (3.5)
                                                  --------  ---------
                                                  1,118.0    1,090.8
                                                 ---------  ---------

Earnings from Continuing Operations before
  Income Taxes and Equity Earnings                  199.1      169.7

Income Taxes                                        (72.1)     (63.2)

Equity Earnings, Net of Taxes                        10.0        7.8
                                                 ---------  ---------

Earnings from Continuing Operations                 137.0      114.3

Net Earnings from Discontinued Operations            15.7       23.1

Gain on Sale of Discontinued Operations             705.1          -
                                                 ---------  ---------

Net Earnings                                        857.8      137.4

Preferred Stock Dividend, Net of Taxes               (3.1)      (3.4)
                                                 ---------  ---------

Earnings Available to Common Shareholders        $  854.7   $  134.0
                                                 =========  =========


Earnings Per Share
    Basic
      Earnings from continuing operations        $   1.31   $   1.09
      Net earnings from discontinued operations      0.15       0.23


      Gain on sale of discontinued operations        6.89          -
                                                 ---------  ---------
      Net Earnings                               $   8.35   $   1.32
                                                 =========  =========

    Diluted
      Earnings from continuing operations        $   1.24   $   1.02
      Net earnings from discontinued operations      0.14       0.21
      Gain on sale of discontinued operations        6.42          -
                                                 ---------  ---------
      Net Earnings                               $   7.80   $   1.23
                                                 =========  =========




           See Accompanying Notes to Condensed Financial Statements.




                           CONSOLIDATED BALANCE SHEET
                                   (CONDENSED)
                              (DOLLARS IN MILLIONS)

                                                    DECEMBER 31,  SEPTEMBER 30,
                                                    ------------  -------------


                                                         1997          1997
                                                    ------------  -------------
              ASSETS


Current Assets
  Cash and cash equivalents                                 $  113.7   $  109.1
  Receivables, less allowance for doubtful accounts
    of $25.0 and $24.8, respectively                           897.7      675.2
  Inventories
    Raw materials and supplies                                 120.1      119.7
    Work in process                                             93.6      115.8
    Finished products                                          344.8      369.3
  Other current assets                                         120.9      116.4
                                                            ---------  ---------
    Total Current Assets                                     1,690.8    1,505.5

Investments and Other Assets                                 2,976.9    1,530.3

Investment in Discontinued Operations                          242.9      592.3

Property at Cost                                             2,224.8    2,160.6
  Accumulated depreciation                                   1,064.1    1,046.9
                                                            ---------  ---------
                                                             1,160.7    1,113.7

      Total                                                 $6,071.3   $4,741.8
                                                            =========  =========


          LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt                      $  109.3   $  106.2
  Notes payable                                                389.4      340.3
  Accounts payable                                             300.7      264.0
  Other current liabilities                                    573.1      505.3
                                                            ---------  ---------
    Total Current Liabilities                                1,372.5    1,215.8

Long-Term Debt                                               1,825.7    1,860.4

Deferred Income Taxes                                          361.8          -

Other Liabilities                                              531.1      507.4

Redeemable Preferred Stock                                     277.2      304.9

Unearned ESOP Compensation                                     (51.7)     (63.8)

Shareholders Equity
  Preferred stock                                                  -          -
  Common stock                                                  11.5       11.5
  Capital in excess of par value                               341.7      320.0
  Retained earnings                                          2,413.7    1,566.7
  Cumulative translation adjustment                           (142.5)    (129.8)
  Common stock in treasury, at cost                           (434.5)    (466.7)
  Unearned portion of restricted stock                          (3.0)      (3.4)
  Value of common stock held in Grantor Trust                 (401.6)    (381.2)
  Unrealized holding loss on available-for-sale securities     (30.6)         -
                                                            ---------  ---------
    Total Shareholders Equity                                1,754.7      917.1

      Total                                                 $6,071.3   $4,741.8
                                                            =========  =========



           See Accompanying Notes to Condensed Financial Statements.




                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (CONDENSED)
                               (DOLLARS IN MILLIONS)

                                                        QUARTER ENDED DECEMBER 31,
                                                        --------------------------

                                                                   1997     1996

Cash Flow from Operations
  Net earnings                                                   $ 857.8   $137.4
  Gain on sale of discontinued operations                         (705.1)       -
  Net earnings from discontinued operations                        (15.7)   (23.1)
  Non-cash items included in income                                 62.7     50.9
  Changes in assets and liabilities used in operations             (60.3)    (3.2)
  Other, net                                                        (6.7)    (8.6)
                                                                 --------  -------
    Cash flow from continuing operations                           132.7    153.4
    Cash flow from discontinued operations                          11.2     54.8
                                                                 --------  -------
      Net cash flow from operations                                143.9    208.2
                                                                 --------  -------

Cash Flow from Investing Activities
  Acquisition of businesses                                       (182.5)       -
  Property additions, net                                          (55.0)   (59.7)
  Other, net                                                       (55.7)     4.9
                                                                 --------  -------
    Cash used by investing activities - continuing operations     (293.2)   (54.8)
    Cash used by investing activities - discontinued operations    (38.4)   (17.7)
                                                                 --------  -------
      Net cash used by investing activities                       (331.6)   (72.5)
                                                                 --------  -------

Cash Flow from Financing Activities
    Net cash proceeds from (payment of) debt                       235.9    (51.5)
    Dividends paid                                                 (40.9)   (41.5)
    Other, net                                                      (2.9)    (0.4)
                                                                 --------  -------
      Net cash provided (used) by financing activities             192.1    (93.4)
                                                                 --------  -------

Effect of Exchange Rate Changes on Cash                              0.2      1.4
                                                                 --------  -------

Net Increase in Cash and Cash Equivalents                            4.6     43.7

Cash and Cash Equivalents, Beginning of Period                     109.1     62.3
                                                                 --------  -------
Cash and Cash Equivalents, End of Period                         $ 113.7   $106.0
                                                                 ========  =======




           See Accompanying Notes to Condensed Financial Statements.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997
                             (DOLLARS IN MILLIONS)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Ralston Purina Company (the Company) Annual Report to
Shareholders  for  the  year  ended  September  30,  1997.

Note 2 - On December 3, 1997, the Company completed the sale of the Soy Protein Products business to E.I. Du Pont de Nemours and Company (DuPont) for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at the date of purchase) and the assumption of certain liabilities. The Company recorded a pre-tax gain on the sale of the Soy Protein Products business of $1.1 billion and an after-tax gain of $705.1, or $6.89 and $6.42 per basic and diluted share, respectively.

Note 3 - Discontinued operations consist of the Company's Soy Protein Products business through the sale date (See Note 2), and the Company's Agricultural Products business, which will be spun off during 1998. Amounts in the financial statements and notes for all periods shown have been restated to reflect discontinued operations accounting.

Note 4 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share.
Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the average number of shares outstanding during the period. This calculation is the same as the primary earnings per share calculation previously reported by the Company.

Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards.

The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of Statement 128. Previously reported diluted earnings per share amounts have been restated, as necessary, to conform to Statement 128 requirements.



                                          Quarter Ended December 31,

                                                1997     1996

Numerator:
  Net earnings from continuing operations      $137.0   $114.3
  Preferred stock dividends                      (3.1)    (3.4)
                                               -------  -------
  Numerator for basic earnings per share -
    Earnings from continuing operations
      available to common shareholders         $133.9   $110.9

  Effect of dilutive securities:
    ESOP stock                                    2.8      2.6

  Numerator for diluted earnings per share -
    Earnings from continuing operations
      available to common shareholders         $136.7   $113.5
                                               -------  -------
    Net earnings from discontinued operations  $ 15.7   $ 23.1
                                               -------  -------
    Gain on sale of discontinued
    operations                                 $705.1   $    -
                                               -------  -------

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares *                   102.4    101.9

  Effect of dilutive securities:
    ESOP stock                                    6.2      6.6
    Stock options **                              1.3      1.8
    Deferred Compensation                           -      0.4
                                               -------  -------
  Dilutive potential common shares                7.5      8.8

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions              109.9    110.7
                                               =======  =======


Basic earnings per share:
  Earnings from continuing operations          $ 1.31   $ 1.09
  Net earnings from discontinued operations      0.15     0.23

  Gain on sale of discontinued operations        6.89        -
                                               -------  -------
  Net earnings                                 $ 8.35   $ 1.32
                                               =======  =======

Diluted earnings per share:
  Earnings from continuing operations          $ 1.24   $ 1.02
  Net earnings from discontinued operations      0.14     0.21

  Gain on sale of discontinued operations        6.42        -
                                               -------  -------
  Net earnings                                 $ 7.80   $ 1.23
                                               =======  =======








* Weighted average shares used for the computation of basic earnings per share excludes 4,321,000 and 4,245,000 shares of common stock held by the Company's Grantor Trust at December 31, 1997 and 1996, respectively.

** Options to purchase 99,887 shares of common stock at prices ranging from $98.76 to $132.63 per share, and 116,019 shares of common stock at prices ranging from $76.13 to $132.63 per share outstanding during the quarters ended December 31, 1997 and 1996, respectively, were not included in weighted average shares used for the computation of diluted earnings per share because the options' exercise prices were greater than the market prices of the common shares.

Note 5 - At December 31, 1997, there were 102,865,000 shares of common stock outstanding, exclusive of 7,508,000 shares held in treasury and 4,321,000 Grantor Trust shares. At September 30, 1997, there were 102,271,000 shares of common stock outstanding, exclusive of 8,116,000 shares held in treasury and 4,307,000 Grantor Trust shares.

Note 6 - Other (income)/expense, net, for the quarter consists of the following:



                                                    December  31,
                                                    1997      1996
                                                   ---------------



Net translation and exchange loss               $     3.8   $ 1.9
Investment income                                    (1.2)   (0.8)
Return on other investments                          (2.9)   (2.8)
Miscellaneous (income)/expense                        0.1    (1.8)
                                                    -------  -----
                                                $   ( 0.2)  $(3.5)
                                                    =======  ======



Note  7  -  Investments  and  Other  Assets  consist  of  the  following:



                                                    Dec.  31,   Sept. 30,

                                                       1997       1997
                                                     ------------------



Goodwill                                         $       575.9  $  446.5
Other intangible assets                                  241.5     236.4
Investments in affiliated companies                      313.4     299.9
Available-for-sale securities                          1,351.4         -
Deferred charges and other assets                        494.7     547.5
                                                  $    2,976.9  $1,530.3
                                                       =======  ========




Note 8 - Available-for-sale securities consist of shares of DuPont common stock obtained in connection with the sale of the Company's Soy Protein Products business (See Note 2). These securities are carried at fair value, based on quoted market prices. The cost basis of these securities is $1,399.2, and fair value and gross unrealized holding losses as of December 31, 1997 are $1,351.4 and $47.8, respectively. The difference between the cost and fair value of these securities, net of tax of $17.2, is shown as a separate component of shareholders equity.

Note 9 - In December 1997, the Company acquired Edward Baker Petfoods, a United Kingdom manufacturer of extruded complete pet foods and a supplier of branded and private label products to the European market, for $182.5. The acquisition has been accounted for using the purchase method of accounting. The acquisition of Edward Baker is not expected to have a significant effect on the net sales, net earnings or earnings per share of the Company for the year ended September 30, 1998.

Note 10 - During the current quarter, the Company adopted SOP 96-1, Environmental Remediation Liabilities, which was issued in October 1996 and provides guidance for the accrual of environmental remediation costs. The adoption of SOP 96-1 did not have a material effect on the financial statements of the Company. As a matter of policy, costs of future expenditures for environmental remediation obligations are not discounted to their present value.

PART  II  -          OTHER  INFORMATION
                     ------------------


There is no information required to be reported under any items except those indicated below.

Item  4.          Submission  of  Matter  to  a  Vote  of  Security  Holders
                  ----------------------------------------------------------

The Company held its Annual Meeting of Shareholders on January 29, 1998, for the purpose of electing one director to serve a two-year term ending in January 2000, and four directors to serve three-year terms ending in January 2001, and to ratify the Board of Directors' appointment of Price Waterhouse as independent accountants for the Company for the fiscal year ending September 30, 1998.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the ratification, as well as the number of abstentions with respect thereto, is as follows:







                                           VOTES              VOTES
                                            FOR              WITHHELD


David R. Banks                           94,168,380         1,497,496
M. Darrell Ingram                        94,327,872         1,313,004
John F. McDonnell                        94,544,549         1,096,327
W. Patrick McGinnis                      94,731,160           908,528
J. Patrick Mulcahy                       94,746,289           895,236











                                VOTES           VOTES             VOTES
                                FOR            AGAINST          ABSTAINED


Ratification                95,104,504         263,630            298,290
of Price
Waterhouse




Item  6.          Exhibits  and  Reports  on  Form  8-K
                  -------------------------------------

     (a)          Exhibits  filed  with  this  Report:

     (27)         Financial  Data  Schedule

     (b)          Reports  on  Form  8-K

A Current Report on Form 8-K dated December 3, 1997 was filed to disclose the sale of the Company's Soy Protein Products business to E.I. Du Pont de Nemours and Company, and to provide Pro Forma Consolidated Financial Information for the Company at, and for the year ended, September 30, 1997.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RALSTON  PURINA  COMPANY
     ----------------------
     Registrant

     By:____________________________
     James  R.  Elsesser
     Vice  President  and  Chief
     Financial  Officer


Date:    February  13,  1998

EXHIBIT  INDEX
-------------


Exhibits
--------

     EX-27          Financial  data  schedule  for  1st  Quarter  1998
     EX-27          Restated  Financial  Data  Schedule  for  1997
                    Annual  Period

                    (provided  electronically)






Exhibit  27

(Document  prepared  on  Edgar)





i:\sec\10q\1qtr-98.doc