Form 10-Q
period 1998-03-31
RALSTON PURINA CO
filed 1998-05-15
CIK 81870

24




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1998

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

                         YES:      X          NO:    _____
                                 -----

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on May 6, 1998.

                                     105,600,035
                                   ----------------

PART  I  -          FINANCIAL  INFORMATION


                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                  (in millions except share and per share data)
        ----------------------------------------------------------------

OPERATING  RESULTS

Net earnings for the six months ended March 31, 1998 were $940.4, or $9.11 and $8.55 per share on a basic and diluted basis, respectively. Included in net earnings for the current six months are several unusual items and an after-tax gain  on  the  sale  of  Soy  Protein  Products  of $705.1 (pre-tax gain of $1.1 billion) and income from discontinued operations of $9.1. The Soy Protein Products business was sold to E.I. Du Pont de Nemours and Company (DuPont) on December 3, 1997. Discontinued operations consist of Soy Protein Products through the sale date, Agricultural Products, which was spun off on April 1, 1998, and transaction costs associated with the spin-off.

The following unusual items included in the six month results were recorded in the second quarter. First, the Company recorded an after-tax gain of $9.5, or $.09 per basic and diluted share, on the sale of 800,000 shares of Interstate Bakeries Corporation (IBC) stock. Additionally, the Company recorded a capital loss tax benefit of $41.5, or $.40 and $.38 per basic and diluted share, respectively, associated with past restructuring actions. The third unusual item is a restructuring charge of $43.7, after-tax, or $.42 and $.40 per share on a basic and diluted basis, respectively, which was primarily related to the Company's rechargeable business but which also includes charges for a voluntary early retirement option offered to most U.S. Battery Product employees meeting certain age and service requirements, reduced by the reversal of prior period restructuring charges.

The fiscal 1997 six month net earnings of $214.1, or $2.04 and $1.92 per share on a basic and diluted basis, respectively, include earnings from discontinued operations of $40.8.

Earnings from continuing operations before the unusual items described above increased $45.6 in the current six months, or 26%, to $218.9 compared to $173.3 for the same period in the prior year. Earnings per share from continuing operations, before unusual items, for the six months ended March 31, 1998 were $2.07 and $1.98 on a basic and diluted basis, respectively, compared to $1.64 and $1.55 in the prior year.

For the quarter ended March 31, 1998, net earnings were $79.9, or $.75 and $.72 per basic and diluted share, respectively, compared to $76.7, or $.72 and $.69 per basic and diluted share, for the same quarter in 1997. Net earnings include a loss from discontinued operations of $6.6 in the second quarter of 1998 and earnings of $17.7 in the 1997 second quarter. Earnings from continuing operations, before the unusual items recorded in the second quarter of 1998 as described above, increased $20.2 to $79.2 compared to $59.0 in the prior year second quarter. Basic and diluted earnings from continuing operations per share, before unusual items, were $.74 and $.71, respectively, in the current quarter compared to $.55 and $.53 a year ago.

The earnings increase in the six months and in the quarter resulted primarily from higher operating earnings, income on the Company's investments in DuPont and IBC and a lower tax rate, offset by higher interest expense.


RESULTS  OF  CONTINUING  OPERATIONS

Net sales increased 5.2% in the six months ended March 31, 1998 and 6.0% in the quarter on increased Pet Product sales, partially offset by decreases in Battery Product sales. See the following section for comments on sales changes by Business Segment.

Gross profit as a percentage of sales was 50.7% in the current year six months compared to 49.1% in the prior year six months. The increased percentage in the current period reflects improvements in both Battery Products and Pet Products and increased sales in the higher margin Pet Products segment. Pet Products' margins were unfavorably impacted in the prior year period by higher grain prices as price increases were insufficient to maintain historical margin levels. The increased percentage in Battery Products reflects a favorable product mix and price increases in the Asia Pacific region in response to currency devaluations. Gross profit percentages were 50.6% and 49.4% for the quarter ended March 31, 1998 and 1997, respectively.

Selling, general and administrative expense decreased to 21.6% and 19.3% of sales in the current quarter and six month period, respectively, from 22.1% and 19.8% in the prior year quarter and six month period, respectively. Selling, general and administrative expenses increased 2.5% in the current six months and 3.6% in the quarter due to increases in Pet Products.

Advertising and promotion expense increased 7.9% in the current six months and 9.4% in the current quarter due to additional brand advertising and trade promotional spending in Pet Products. As a percentage of sales, advertising and promotion expense was 14.9% and 15.5% in the current six months and second quarter, respectively, compared to 14.5% and 15.0% in the same periods a year ago.

Other income/expense, net, was $5.4 favorable for the six months and $8.7 favorable in the quarter primarily due to dividend income earned in the quarter ended March 31, 1998 related to the Company's investment in DuPont. In addition, the Company experienced higher returns on other investments in the quarter ended March 31, 1998 which nearly offset higher translation and exchange losses in the Asia Pacific and South and Central American regions in the current six month period.

Income  taxes,  which  include  federal,  state  and  foreign taxes, include the
recognition  of  a  capital  loss  tax  benefit  of    $41.5  related  to  past
restructuring actions in the quarter ended March 31, 1998. In addition, the income tax percentage was favorably impacted in the current quarter by the reversal of prior period restructuring charges for which no tax benefit had been recorded. Excluding these items, income taxes were 34.2% and 35.5% of pre-tax earnings before equity earnings for the current quarter and six months, respectively, compared to 37.6% and 37.4% in the prior year periods. The decrease in the tax rate was due to the 70% exclusion on dividend income received from DuPont and the realization of certain previously unrecognized net operating loss carryforwards.


BUSINESS  SEGMENTS

Sales for the Pet Products segment increased 12.2% in the six months and 14.8% in the quarter on higher volumes and on the inclusion of sales from the Company's December 1997 acquisition of Edward Baker Petfoods. Operating profit increased significantly in the quarter and six months reflecting the sales increase. Additionally, the six month period was favorably impacted by lower ingredient costs. These increases were partially offset in the quarter and six months by higher advertising expenditures and promotion support and an unfavorable mix in package size.

Sales for the Battery Products segment decreased slightly in the six months and also decreased in the quarter over the same periods in the prior year.
Increased alkaline volumes and improved product mix in the United States and higher nickel metal hydride volumes in the rechargeable business resulted in sales increases. However, these increases were more than offset in both periods by sales declines in Asia and Europe. Sales declined in Asia Pacific due to Asian currency devaluations, despite significantly higher alkaline volumes and pricing adjustments in the region. In Europe, unfavorable pricing and product mix resulted in sales declines.

Operating profit before unusual items for Battery Products was flat in the quarter and increased in the six months on continued strong performance in North America and improved results in the rechargeable business. The rechargeable business results reflect cost reductions in addition to higher nickel metal hydride volumes. Asia Pacific results were off in the quarter and six months as significantly higher alkaline volumes, pricing adjustments and cost reductions were more than offset by the effects of various Asian currency devaluations.

Results from discontinued operations decreased in the quarter and six months due to the December 1997 sale of the Soy Protein Products business, lower operating earnings from Agricultural Products, higher currency devaluations and costs associated with the spin-off of the Agricultural Products business to shareholders.


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


RESTRUCTURING  ACTIVITIES

During the six months ended March 31, 1998, the Company recorded provisions for restructuring totaling $43.7, after tax. On a pre-tax basis, charges for restructuring were $74.8 and consisted of cash costs of $13.2 and non-cash charges of $61.6. The total charge and the non-cash component are net of an $8.0 reversal of prior period restructuring charges.

Included in the total pre-tax charge of $74.8 are impairment write-downs totaling $66.4, primarily representing an impairment write-down of the Company's investment in lithium-ion rechargeable battery manufacturing assets. Fair value of those assets was primarily determined based upon estimates of recovery value for unique manufacturing equipment. Due to rapid changes in the business environment since the beginning of the lithium-ion project in 1996, it has become more economical to source lithium-ion cells from other manufacturers.
The Company will continue to assemble and package lithium-ion rechargeable batteries.

The current period restructuring provision also includes charges of $9.9, pre-tax, for a voluntary early retirement option offered to most U.S. Energizer employees meeting certain age and service requirements. The Company expects additional early retirement charges in the third quarter of this fiscal year after all employees have responded to the offer. The amount of those charges will depend on the level of acceptance of the offer, but it is expected that the third quarter pre-tax charge will be approximately $10 to $15.

During the current six months, approximately 350 employees were terminated and cash exit costs of $12.7 were incurred in connection with restructuring accruals established in prior years. These provisions were primarily related to the continued rationalization of Battery Products' production capacity and business structure. Activities impacting the restructuring reserve during the six months ended March 31, 1998 were as follows:




Reserve balance at September 30, 1997                                       $ 66.3
Provision recorded, net of reversals of prior period reserves of $8.0         74.8
Portion of current period provision classified as property and other asset
   Impairments, net of reversals                                             (61.6)
Cash exit costs incurred                                                     (12.7)
Decrease due to translation                                                    (.2)
                                                                            -------
Reserve balance at March 31, 1998                                           $ 66.6
                                                                            =======

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in DuPont and IBC provide additional sources of liquidity. For the six months ended March 31, 1998, cash flow from continuing operations was $245.4 compared to $257.2 in the six months ended March 31, 1997. The decrease in cash flow in the current six months results from increased cash earnings, more than offset by changes in working capital items, primarily increased accounts receivable.

Working capital was $246.2 at March 31, 1998 and $289.7 at September 30, 1997. The decrease in working capital at March 31, 1998 is primarily due to an increased level of notes payable, partially offset by increases in various current asset accounts and decreased accounts payable and other current liabilities.

Cash used by investing activities - continuing operations increased from $122.1 in the six months ended March 31, 1997 to $324.1 in the current six months. The primary reason for this increase was the December 1997 acquisition of Edward
Baker  Petfoods  for  $182.5.

In December 1997, the Company sold its Soy Protein Products operations to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at purchase date) and the assumption of certain liabilities. This non-cash transaction resulted in an after-tax gain of $705.1.

The Company repurchased approximately 709,000 shares of RAL Stock during the six months ended March 31, 1998. A new share repurchase authorization was approved by the Board of Directors on April 6, 1998 authorizing the purchase of up to two million shares of RAL Stock. No shares have yet been repurchased under this authorization.

SUBSEQUENT  EVENT

On April 1, 1998, the Company completed the separation of its Agricultural Products business in a tax-free spin-off to shareholders.

FORWARD-LOOKING  STATEMENTS

Statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to: the effect of general economic conditions; fluctuations in supply and demand for the Company's products; competition and competitive pricing pressures in the battery products and pet products industries, both domestically and internationally; significant increases in operating expenses, including the cost of raw materials; fluctuations in the value of the Company's investments in DuPont and IBC common stock; continued Asian market and currency turmoil and the possibility that attempts to mitigate the impact of currency devaluations will not be successful; changes in trade or monetary policies, rates of taxation or tariffs and regulatory requirements of the United States and other nations, as well as political, economic or social instability in certain regions of the world in which the Company does business; and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended September 30, 1997.


                              RALSTON PURINA COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF EARNINGS
                            (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                            QUARTER ENDED           SIX MONTHS
                                                            -------------           ----------
                                                              MARCH 31,           ENDED MARCH 31,
                                                             -------------        ---------------


                                                          1998       1997       1998       1997
                                                        ---------  ---------  ---------  ---------
Net Sales                                               $1,110.8   $1,048.4   $2,427.9   $2,308.9
                                                        ---------  ---------  ---------  ---------

Costs and Expenses
  Cost of products sold                                    548.9      530.4    1,197.1    1,175.8
  Selling, general and administrative                      240.3      231.9      469.4      458.0
  Advertising and promotion                                171.9      157.1      362.3      335.7
  Interest expense                                          49.3       42.8       95.6       87.0
  Provisions for restructuring                              74.8          -       74.8          -
  Gain on sale of IBC stock                                (14.7)         -      (14.7)         -
  Other (income)/expense, net                               (6.2)       2.5       (6.4)      (1.0)
                                                        --------   ---------  ---------  ---------
                                                         1,064.3      964.7    2,178.1    2,055.5
                                                        ---------  ---------  ---------  ---------

Earnings from Continuing Operations before
  Income Taxes and Equity Earnings                          46.5       83.7      249.8      253.4

Income Tax (Provision)/Benefit                              31.6      (31.5)     (42.0)     (94.7)

Equity Earnings, Net of Taxes                                8.4        6.8       18.4       14.6
                                                        ---------  ---------  ---------  ---------

Earnings from Continuing Operations                         86.5       59.0      226.2      173.3

Net Earnings/(Loss) from Discontinued Operations            (6.6)      17.7        9.1       40.8

Gain on Sale of Discontinued Operations                        -          -      705.1          -
                                                        ---------  ---------  ---------  ---------

Net Earnings                                                79.9       76.7      940.4      214.1

Preferred Stock Dividend, Net of Taxes                      (2.9)      (3.3)      (6.0)      (6.7)
                                                        ---------  ---------  ---------  ---------

Earnings Available to Common Shareholders               $   77.0   $   73.4   $  934.4   $  207.4
                                                        =========  =========  =========  =========

Cash Dividends Declared per Common Share                $   0.60   $   0.60   $   0.60   $   0.60
                                                        =========  =========  =========  =========

Earnings Per Share
    Basic
      Earnings from continuing operations               $   0.81   $   0.55   $   2.14   $   1.64
      Net earnings/(loss) from discontinued operations     (0.06)      0.17       0.09       0.40
      Gain on sale of discontinued operations                  -          -       6.88          -
                                                        ---------  ---------  ---------  ---------
      Net Earnings                                      $   0.75   $   0.72   $   9.11   $   2.04
                                                        =========  =========  =========  =========



    Diluted
      Earnings from continuing operations               $   0.78   $   0.53   $   2.05   $   1.55
      Net earnings/(loss) from discontinued operations     (0.06)      0.16       0.08       0.37
      Gain on sale of discontinued operations                  -          -       6.42          -
                                                        ---------  ---------  ---------  ---------
      Net Earnings                                      $   0.72   $   0.69   $   8.55   $   1.92
                                                        =========  =========  =========  =========



            See Accompanying Notes to Condensed Financial Statements.


                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (CONDENSED)
                              (DOLLARS IN MILLIONS)

                                                          MARCH 31, SEPTEMBER 30,
                                                          --------- -------------

                                                             1998         1997
                                                             ----         ----

                                     ASSETS

Current Assets
  Cash and cash equivalents                                 $  146.3   $  109.1
  Receivables, less allowance for doubtful accounts
    of $26.7 and $24.8, respectively                           695.1      675.2
  Inventories
    Raw materials and supplies                                 133.0      119.7
    Work in process                                             95.8      115.8
    Finished products                                          360.4      369.3
  Other current assets                                         142.8      116.4
                                                            ---------  ---------
    Total Current Assets                                     1,573.4    1,505.5

Investments and Other Assets                                 3,158.5    1,530.3

Investment in Discontinued Operations                          270.9      592.3

Property at Cost                                             2,210.7    2,160.6
  Accumulated depreciation                                   1,101.2    1,046.9
                                                            ---------  ---------
                                                             1,109.5    1,113.7
                                                            ---------  ---------
      Total                                                 $6,112.3   $4,741.8
                                                            =========  =========


              LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt                      $   72.6   $  106.2
  Notes payable                                                519.7      340.3
  Accounts payable                                             242.2      264.0
  Other current liabilities                                    492.7      505.3
                                                            ---------  ---------
    Total Current Liabilities                                1,327.2    1,215.8

Long-Term Debt                                               1,820.6    1,860.4

Deferred Income Taxes                                          402.7          -

Other Liabilities                                              542.5      507.4

Redeemable Preferred Stock                                     270.3      304.9

Unearned ESOP Compensation                                     (39.0)     (63.8)

Shareholders Equity
  Preferred stock                                                  -          -
  Common stock                                                  11.5       11.5
  Capital in excess of par value                               401.0      320.0
  Retained earnings                                          2,428.4    1,566.7
  Cumulative translation adjustment                           (179.9)    (129.8)
  Common stock in treasury, at cost                           (496.7)    (466.7)
  Unearned portion of restricted stock                          (2.6)      (3.4)
  Value of common stock held in Grantor Trust                 (459.4)    (381.2)
  Unrealized holding gain on available-for-sale securities      85.7          -
                                                            ---------  ---------
    Total Shareholders Equity                                1,788.0      917.1
                                                            ---------  ---------
      Total                                                 $6,112.3   $4,741.8
                                                            =========  =========


            See Accompanying Notes to Condensed Financial Statements.



                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (CONDENSED)
                               (DOLLARS IN MILLIONS)

                                                        SIX MONTHS ENDED MARCH 31,
                                                        --------------------------

                                                                    1998      1997
                                                                    ----      ----

Cash Flow from Operations
  Net earnings                                                   $ 940.4   $ 214.1
  Gain on sale of discontinued operations                         (705.1)        -
  Gain on sale of IBC stock                                        (14.7)        -
  Net earnings from discontinued operations                         (9.1)    (40.8)
  Non-cash items included in income                                117.4     104.8
  Changes in assets and liabilities used in operations             (67.4)    (11.9)
  Other, net                                                       (16.1)     (9.0)
                                                                 --------  --------
    Cash flow from continuing operations                           245.4     257.2
    Cash flow from discontinued operations                         (18.9)     69.6
                                                                 --------  --------
      Net cash flow from operations                                226.5     326.8
                                                                 --------  --------

Cash Flow from Investing Activities
  Acquisition of businesses                                       (182.5)        -
  Property additions, net                                         (116.1)   (119.3)
  Proceeds from sale of IBC stock                                   27.1         -
  Other, net                                                       (52.6)     (2.8)
                                                                 --------  --------
    Cash used by investing activities - continuing operations     (324.1)   (122.1)
    Cash used by investing activities - discontinued operations    (60.0)    (53.6)
                                                                 --------  --------
      Net cash used by investing activities                       (384.1)   (175.7)
                                                                 --------  --------

Cash Flow from Financing Activities
    Net cash proceeds from (payment of) debt                       354.7     (35.2)
    Dividends paid                                                 (71.8)    (72.0)
    Treasury stock purchases                                       (70.0)    (24.7)
    Other, net                                                      (6.7)      8.0
                                                                 --------  --------
      Net cash provided (used) by financing activities             206.2    (123.9)
                                                                 --------  --------

Effect of Exchange Rate Changes on Cash                            (11.4)     (2.9)
                                                                 --------  --------

Net Increase in Cash and Cash Equivalents                           37.2      24.3

Cash and Cash Equivalents, Beginning of Period                     109.1      62.3
                                                                 --------  --------
Cash and Cash Equivalents, End of Period                         $ 146.3   $  86.6
                                                                 ========  ========


            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                              (DOLLARS IN MILLIONS)

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

Note 2 - During the six months ended March 31, 1998, the company recorded provisions for restructuring totaling $43.7, after tax. On a pre-tax basis, charges for restructuring were $74.8 and consisted of cash costs of $13.2 and non-cash charges of $61.6. The total charge and the non-cash component are net of an $8.0 reversal of prior period restructuring charges.

Included in the total pre-tax charge of $74.8 are impairment write-downs totaling $66.4, primarily representing an impairment write-down of the Company's investment in lithium-ion rechargeable battery manufacturing assets. Fair value of those assets was primarily determined based upon estimates of recovery value for unique manufacturing equipment. Due to rapid changes in the business environment since the beginning of the lithium-ion project in 1996, it has become more economical to source lithium-ion cells from other manufacturers.
The Company will continue to assemble and package lithium-ion rechargeable batteries.

The current period restructuring provision also includes charges of $9.9, pre-tax, for a voluntary early retirement option offered to most U.S. Energizer employees meeting certain age and service requirements. The Company expects additional early retirement charges in the third quarter of this fiscal year after all employees have responded to the offer. The amount of those charges will depend on the level of acceptance of the offer, but it is expected that the third quarter charge will be approximately $10 to $15.

Note 3 - During the current quarter, the Company recognized a capital loss tax benefit of $41.5, or $0.40 and $0.38 per share on a basic and diluted basis, respectively, related to past restructuring actions.

Note 4 - During the current quarter, the Company sold 800,000 shares of its investment in Interstate Bakeries Corporation (IBC) common stock for $ 27.1 and recognized an after-tax gain of $9.5, or $0.09 per share on a basic and diluted basis. On a pre-tax basis, the gain on the sale of IBC stock was $14.7.

Note 5 - On December 3, 1997, the Company completed the sale of the Soy Protein Products business to E.I. Du Pont de Nemours and Company (DuPont) for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at the date of purchase) and the assumption of certain liabilities. During the six months ended March 31, 1998, the Company recorded a pre-tax gain on the sale of the Soy Protein Products business of $1.1 billion and an after-tax gain of $705.1, or $6.88 and $6.42 per basic and diluted share, respectively.

Note 6 - Discontinued operations consist of the Company's Soy Protein Products business through the sale date (see Note 5) and the Company's Agricultural Products business, which was spun off subsequent to the end of the current quarter on April 1, 1998. Discontinued operations for the current year also include transaction costs associated with the spin-off. Amounts in the financial statements and notes for all periods shown have been restated to reflect discontinued operations accounting.

Note 7 - In December 1997, the Company acquired Edward Baker Petfoods, a United Kingdom manufacturer of extruded complete pet foods and a supplier of branded and private label products to the European market, for $182.5. The acquisition has been accounted for using the purchase method of accounting. The acquisition of Edward Baker is not expected to have a significant effect on the net sales, net earnings or earnings per share of the Company for the year ended September 30, 1998.

Note 8 - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain internal and external costs associated with the purchase and/or development of internal use software be capitalized rather than expensed. The Company implemented this statement as of the beginning of the current fiscal year. The implementation of this statement did not have a material effect on the results of operations for the second quarter or six months ended March 31, 1998.

Capitalized software costs, are included in deferred charges and other assets within Investments and Other Assets (see Note 12) and are amortized using the straight-line method over periods of related benefit ranging primarily from 3 to 7 years.

Note 9 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share.
Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the average number of shares outstanding during the period. This calculation is the same as the primary earnings per share calculation previously reported by the Company.

Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards.

The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of Statement 128. Previously reported diluted earnings per share amounts have been restated, as necessary, to conform to Statement 128 requirements.


                                                     Quarter Ended        Six Months
                                                     -------------        ----------
                                                        March 31,       Ended March 31,
                                                     -------------      ---------------
                                                      1998     1997      1998     1997
                                                      ----     ----      ----     ----

Numerator:
  Earnings from continuing operations                 $ 86.5   $ 59.0   $226.2   $173.3
  Preferred stock dividends                             (2.9)    (3.3)    (6.0)    (6.7)
                                                      -------  -------  -------  -------
  Numerator for basic earnings per share -
    Earnings from continuing operations
      available to common shareholders
                                                      $ 83.6   $ 55.7   $220.2   $166.6

  Effect of dilutive securities:
    ESOP stock                                           2.6      2.6      5.3      5.2
  Numerator for diluted earnings per share -
    Earnings from continuing operations
      available to common shareholders
                                                      $ 86.2   $ 58.3   $225.5   $171.8
                                                      -------  -------  -------  -------
    Net earnings/(loss) from discontinued operations  $ (6.6)  $ 17.7   $  9.1   $ 40.8
                                                      -------  -------  -------  -------
    Gain on sale of discontinued opertaions           $    -   $    -   $705.1   $    -
                                                      -------  -------  -------  -------

Denominator:
  Denominator for basic earnings per share -
    weighted-average shares *                          102.7    102.0    102.6    101.9

  Effect of dilutive securities:
    ESOP stock                                           5.7      6.5      5.9      6.7
    Stock options **                                     1.5      1.9      1.4      1.8
    Deferred Compensation                                  -      0.4        -      0.4
                                                      -------  -------  -------  -------
  Dilutive potential common shares                       7.2      8.8      7.3      8.9

  Denominator for diluted earnings per
    share - adjusted weighted-average
    shares and assumed conversions                     109.9    110.8    109.9    110.8
                                                      =======  =======  =======  =======

Basic earnings per share:
  Earnings from continuing operations                 $ 0.81   $ 0.55   $ 2.14   $ 1.64
  Net earnings/(loss) from discontinued operations     (0.06)    0.17     0.09     0.40
  Gain on sale of discontinued operations                  -        -     6.88        -
                                                      -------  -------  -------  -------
  Net earnings                                        $ 0.75   $ 0.72   $ 9.11   $ 2.04
                                                      =======  =======  =======  =======

Diluted earnings per share:
  Earnings from continuing operations                 $ 0.78   $ 0.53   $ 2.05   $ 1.55
  Net earnings/(loss) from discontinued operations     (0.06)    0.16     0.08     0.37
  Gain on sale of discontinued operations                  -        -     6.42        -
                                                      -------  -------  -------  -------
  Net earnings                                        $ 0.72   $ 0.69   $ 8.55   $ 1.92
                                                      =======  =======  =======  =======

[FN]
* Weighted average shares used for the computation of basic earnings per share excludes 4,334,000 and 4,275,000 shares of common stock held by the Company's Grantor Trust at March 31, 1998 and 1997, respectively.

** Options to purchase 32,462 shares of common stock at prices ranging from $106.04 to $132.63 per share, and 1,733,882 shares of common stock at prices ranging from $58.00 to $132.63 per share outstanding during the quarter and six months ended March 31, 1998 and 1997, respectively, were not included in weighted average shares used for the computation of diluted earnings per share because they were antidilutive at period end.


Note 10 - At March 31, 1998, there were 102,344,000 shares of common stock outstanding, exclusive of 8,019,000 shares held in treasury and 4,334,000 Grantor Trust shares. At September 30, 1997, there were 102,271,000 shares of common stock outstanding, exclusive of 8,116,000 shares held in treasury and 4,307,000 Grantor Trust shares.

Note 11 - Other (income)/expense, net, for the six months ended March 31, 1998 and 1997, consists of the following:

                                      March  31,
                                    1998     1997
                                   -------  ------
Net translation and exchange loss  $  8.8   $ 4.6
Dividends on DuPont common stock     (7.1)      -
Other investment income              (2.6)   (1.8)
Return on other investments          (5.7)   (2.1)
Miscellaneous (income)/expense        0.2    (1.7)
                                   -------  ------
                                   $( 6.4)  $(1.0)
                                   =======  ======



Note  12  -  Investments  and  Other  Assets  consist  of  the  following:


                                    March 31,  Sept. 30,
                                       1998      1997
                                     --------  --------
Goodwill                             $  563.2  $  446.5
Other intangible assets                 237.0     236.4
Investments in affiliated companies     310.3     299.9
Available-for-sale securities         1,541.1         -
Deferred charges and other assets       506.9     547.5
                                     --------  --------
                                     $3,158.5  $1,530.3
                                     ========  ========



Note 13 - Available-for-sale securities consist primarily of shares of DuPont common stock obtained in connection with the sale of the Company's Soy Protein Products business (see Note 5). Available-for-sale securities are carried at fair value, based on quoted market prices. The fair value and cost basis of these securities at March 31, 1998, are $1,541.1 and $1,408.1, respectively, resulting in a gross unrealized holding gain of $133. This gain, net of tax of $47.3, is shown as a separate component of shareholders equity. The changes in net unrealized holding gain for the three and six months ended March 31, 1998 are $116.3 and $85.7, respectively.


Note 14 - During the first quarter of the current year, the Company adopted SOP 96-1, Environmental Remediation Liabilities, which was issued in October 1996 and provides guidance for the accrual of environmental remediation costs. The adoption of SOP 96-1 did not have a material effect on the financial statements of the Company for the six months ended March 31, 1998. As a matter of policy, costs of future expenditures for environmental remediation obligations are not discounted to their present value.

PART  II  -          OTHER  INFORMATION
                     ------------------

There is no information required to be reported under any items except those indicated below.

Item  5.     Other Information.  As a result of the Registrant's distribution on
             -----------------
April 1, 1998 of all outstanding shares of capital stock of its subsidiary Agribrands International, Inc. to holders of its $.10 par value Common Stock, and pursuant to Section 11(c) of the Rights Agreement dated March 28, 1996 between the Registrant and Norwest Bank, N.A., as Rights Agent and successor to Boatmen's Trust Company, the Purchase Price, as defined in the Rights Agreement, has been adjusted from $200 for each Common Share pursuant to the exercise of a Right to $192.80. In addition, as a result of the Agribrands distribution, and pursuant to the terms of Section 9(d) of the Certificate of Designation of the Registrant's Series A ESOP Convertible Preferred Stock (the "ESOP Stock"), the Conversion Denominator with respect to the ESOP Stock was adjusted from 48.40 to
46.72 and, consequently, each share of ESOP Stock is now convertible, in accordance with the terms of the Certificate of Designation, into 2.37 shares of the Registrant's $.10 par value Common Stock.


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          (a)  Exhibits filed with this Report:

          (10) Agreement and Plan of Reorganization between Ralston Purina Company and Agribrands International, Inc. dated April 1, 1998

          (27) Financial Data Schedule

          (27) Restated Financial Data Schedule

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



RALSTON  PURINA  COMPANY
-----------------------------------------
Registrant


By:/s/ James R. Elsesser
   --------------------------------------
James  R.  Elsesser
Vice  President  and  Chief  Financial  Officer



Date:    May  13,  1998

EXHIBIT  INDEX
----------------------


     EX-10 Agreement and Plan of Reorganization between Ralston Purina Company and Agribrands International, Inc. dated April 1, 1998

     EX-27 Financial Data Schedule for Second Quarter 1998 (provided electronically)

     EX-27 Restated Financial Data Schedule for First Quarter 1998 (provided electronically)


Exhibit  27
(Document  prepared  on  Edgar)





i:\sec\10q\2qtr-98.doc