Form 10-Q
period 1998-06-30
RALSTON PURINA CO
filed 1998-08-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998

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

                         YES:      X          NO:    _____
                                 -----

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on August 12, 1998:

                                        312,217,512
                                    ---------------------

------
PART  I - FINANCIAL  INFORMATION


                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                  (in millions except share and per share data)
        ----------------------------------------------------------------


OPERATING  RESULTS

Net earnings for the nine months ended June 30, 1998 were $1,000.9, or $3.24 and $3.04 per share on a basic and diluted basis, respectively. Included in net earnings for the current nine months are several unusual items which decreased net earnings by $10.3, or $.03 per basic and diluted share. Also included is an after-tax gain of $705.1 (pre-tax gain of $1.1 billion) on the December 3, 1997 sale of the Soy Protein Products business to E.I. Du Pont de Nemours and Company (DuPont) and income from discontinued operations of $10.0. Discontinued operations consist of the operating results of the Soy Protein Products business, through the sale date, and the Agricultural Products business, which was spun off on April 1, 1998. Also included in the current year is a gain on the settlement of a claim related to a previously disposed business, partially offset by transaction costs associated with the spin-off.

The following unusual items are included in the current nine month results: an after-tax gain of $9.5, or $.03 per basic and diluted share, on the sale of shares of Interstate Bakeries Corporation (IBC) common stock; a capital loss tax benefit of $41.5, or $.14 and $.13 per basic and diluted share, respectively, associated with past restructuring actions; and a restructuring charge of $61.3, after-tax, or $.20 and $.19 per share on a basic and diluted basis, respectively, which was primarily related to a write-down of the Company's investment in lithium-ion rechargeable battery manufacturing assets. The restructuring provision also includes charges for a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements and charges related to the Company's European battery and international Pet food operations, reduced by the reversal of prior period restructuring charges.

The fiscal 1997 nine month net earnings of $314.8, or $1.00 and $.94 per share on a basic and diluted basis, respectively, include earnings from discontinued operations of $61.3 and several unusual items which increased net earnings by $5.6, or $.02 per basic and diluted share. The first unusual item was an after-tax restructuring charge of $90.8, or $.29 and $.27 per basic and diluted share, respectively, related to the continued rationalization of Battery Products' worldwide production capacity. The second item is capital loss tax benefits of $61.7, or $.20 and $.18 per basic and diluted share, respectively, related to past restructuring actions. The third unusual item is a tax benefit of $34.7, or $.11 per basic and diluted share, related to tax refund claims for 1993 through 1996 as a result of a change in the Company's method of computing foreign tax credits.

Earnings from continuing operations, before the unusual items described above, increased $48.2 in the current nine months, or 19%, to $296.1 compared to $247.9 for the same period in the prior year. The earnings increase resulted from higher operating earnings and higher income from investments in DuPont and IBC, partially offset by higher interest expense. Earnings per share from continuing operations, before unusual items, for the nine months ended June 30, 1998 were $.94 and $.90 on a basic and diluted basis, respectively, compared to $.78 and $.74 in the prior year.

For the quarter ended June 30, 1998, net earnings were $60.5, or $.19 and $.18 per basic and diluted share, respectively, compared to $100.7, or $.32 and $.30 per basic and diluted share, for the same quarter in 1997. Current quarter net earnings include an after-tax restructuring provision of $17.6, or $.05 per basic and diluted share, and earnings from discontinued operations of $.9. The prior year third quarter includes the unusual items mentioned above for the prior year nine month period and earnings from discontinued operations of $20.5. Earnings from continuing operations, before unusual items, increased $2.6 to $77.2, compared to $74.6 in the prior year third quarter, on higher Pet Products' operating earnings and income on the Company's investment in DuPont, partially offset by lower Battery Products' operating earnings and higher interest expense. Basic and diluted earnings from continuing operations per share, before unusual items, were $.24 and $.23, respectively, in the current quarter compared to $.23 and $.22 a year ago.

RESULTS  OF  CONTINUING  OPERATIONS

Net sales increased 4.5% in the nine months ended June 30, 1998 and 3.0% in the quarter on increased Pet Products' sales, partially offset by decreased Battery Products' sales. See the following section for comments on sales changes by Business Segment.

Gross profit as a percentage of sales was 50.7% in the current year nine months compared to 49.3% in the prior year nine months. The increased percentage in the current period reflects improvements in both Battery Products and Pet Products and increased sales in the higher margin Pet Products segment. Pet Products' margins were unfavorably impacted in the prior year period by higher grain prices as price increases were insufficient to maintain historical margin levels. The current year improvement in Pet Products' margins is partially offset by an unfavorable package size mix. The increased percentage in Battery Products reflects a favorable product mix and price increases in the Asia Pacific region in response to currency devaluations. Gross profit percentages were 50.7% and 49.7% for the quarters ended June 30, 1998 and 1997, respectively.

Selling, general and administrative expenses decreased to 20.2% of sales in the current nine months from 20.4% in the prior year nine month period; however, these expenses increased in the current quarter to 22.2% of sales compared to 21.5% in the prior year quarter. Selling, general and administrative expenses increased 3.7% in the nine months and 6.1% in the quarter due to increases in Pet Products and current quarter increases in Battery Products.

Advertising and promotion expense increased 7.8% in the current nine months and 7.6% in the current quarter due to additional brand advertising and, in the nine months, additional trade promotional spending by Pet Products. As a percentage of sales, advertising and promotion expense was 15.1% and 15.5% in the current nine months and third quarter, respectively, compared to 14.6% and 14.8% in the same periods a year ago.

Other income/expense, net, was $13.0 favorable for the nine months and $7.6 favorable in the quarter primarily due to dividend income from the Company's investment in DuPont. In addition, the nine month period includes higher returns on other investments which nearly offset higher exchange losses in the Asia Pacific and South and Central American regions.

Income taxes, which include federal, state and foreign taxes, include certain unusual items in the current and prior year quarter and nine month periods. The prior year quarter includes the aforementioned recognition of capital loss tax benefits of $61.7 and a foreign tax credit benefit of $34.7. Additionally, in both the current and prior year quarter, the income tax percentage was unfavorably impacted by pre-tax restructuring charges which did not result in tax benefits due to tax loss situations or particular statutes of a country. Excluding these items, income taxes were 34.2% and 34.5% of pre-tax earnings before equity earnings for the current and prior year quarter, respectively.

The current nine month period includes a capital loss tax benefit of $41.5 and the favorable impact of the reversal of prior period restructuring charges for which no tax benefit had been recorded. Excluding these items and the unusual items mentioned above for the quarter, income taxes were 35.2% and 36.5% of pre-tax earnings before equity earnings for the current and prior nine month periods, respectively. The decrease in the tax rate is primarily due to the 70% exclusion on dividend income received from DuPont and the realization of certain previously unrecognized net operating loss carryforwards.


BUSINESS  SEGMENTS

Sales for the Pet Products segment increased 12% in the nine months and in the quarter on higher volumes and on the inclusion of sales from the Company's December 1997 acquisition of Edward Baker Petfoods. Operating profit before unusual items increased significantly in the quarter and nine months. The sales increase and lower ingredient costs were positive factors, partially offset by higher advertising expenditures and an unfavorable package size mix, and additionally by higher promotion support in the nine months.

Sales for the Battery Products segment decreased 4% in the nine months and 8% in the quarter. In the nine months, increased alkaline volumes and improved product mix in North America resulted in sales increases. However, these increases were more than offset by sales declines in Asia Pacific and Europe, due primarily to currency devaluations. Excluding the impact of currency devaluations, Battery Products' sales increased 2% in the nine months.

In the quarter, North American sales increased primarily as a result of a favorable product mix. These gains were more than offset by sales declines in Asia Pacific due to decreased volumes as a result of overall market contractions and due to the strong dollar. Excluding the impact of currency devaluations in Asia and other world areas, Battery Products' sales decreased 3% in the quarter. In addition, rechargeable sales decreased significantly on lower volumes due to competitive pressures and a softening market for rechargeable products.

Operating profit before unusual items for Battery Products increased slightly in the nine months. The nine month period reflects improved results in the primary battery business in North America due to alkaline volume increases and improved product mix. In addition, earnings increased in the rechargeable business reflecting cost reductions and higher nickel metal hydride volumes related to new products. However, these gains were substantially offset by lower earnings in Asia Pacific and Europe and substantial currency devaluations, particularly in Asia.

In the quarter, operating profit decreased significantly. The strong dollar continued to impact international results, particularly in Asia Pacific, where results were off substantially, and also in Europe. In North America, improved results were negatively impacted by increased advertising expense in support of the Energizer Advanced Formula product launch. The rechargeable business was negatively impacted by lower volumes due to competitive pressures and a softening market for rechargeable products.

Results from discontinued operations decreased in the quarter and nine months primarily due to the December 1997 sale of the Soy Protein Products business and the April 1, 1998 spin-off to shareholders of the Agricultural Products business.

MARKET  RISKS

The recent economic crises in the Asia Pacific region, accompanied by various currency devaluations, represent a material change in the market risks faced by the Company in this region. The Company's Asia Pacific operations consist primarily of the Battery Products segment. The Company has manufacturing facilities in this region whose products are both sold locally and exported outside the region. In addition, the Company sources its raw materials from within and outside the region. Market risks include the risk of loss of value in the Company's net investment in the Asia Pacific region as well as lower dollar profits for the operations in that region, overall market contractions and increased foreign exchange losses.

The depth and duration of the crises in the Asia Pacific region and its economic effects on the Company are still uncertain. Management will continue to pursue appropriate actions, as market conditions allow, to mitigate the impact of the various Asian currency devaluations throughout fiscal 1998.

RESTRUCTURING  ACTIVITIES

During the nine months ended June 30, 1998, the Company recorded provisions for restructuring totaling $61.3, after tax. On a pre-tax basis, charges for restructuring were $96.4 and consisted of termination benefits of $31.4, other cash costs of $6.3 and non-cash charges of $58.7. The total pre-tax charge and the non-cash component are net of an $11.9 reversal of prior period restructuring charges.

Included in the total pre-tax charge of $96.4 are impairment write-downs totaling $66.4, primarily representing a write-down of the Company's investment in lithium-ion rechargeable battery manufacturing assets. Fair value of those assets was primarily determined based upon estimates of recovery value for
unique  manufacturing  equipment.    Due  to  rapid  changes  in  the  business
environment since the beginning of the lithium-ion project in 1996, it has become more economical to source lithium-ion cells from other manufacturers.
The Company will continue to assemble and package lithium-ion rechargeable batteries.

The current period restructuring provision also includes charges of $21.8, pre-tax, for a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements and additional charges related to the Company's European battery and international pet food operations. These charges provide for the termination or early retirement of approximately 750 employees in production, sales and administrative capacities.

During the current nine months, approximately 560 employees were terminated and cash exit costs of $25.5 were incurred in connection with current and prior year restructuring accruals. Prior year restructuring provisions were primarily related to the continued rationalization of Battery Products' production capacity and business structure. Activities impacting the restructuring reserve during the nine months ended June 30, 1998 were as follows:

Reserve balance  at September 30, 1997                                     $66.3
Provision recorded, net of reversals of prior period reserves of $11.9 96.4 Portion of current period provision classified as property and
  other asset impairments, net of reversals                               (58.7)
Cash  exit  costs  incurred                                               (26.1)
Decrease  due  to  translation                                              (.7)
                                                                       ---------
Reserve  balance  at  June  30,  1998                                      $77.2
                                                                           =====

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in DuPont and IBC provide additional sources of liquidity. For the nine months ended June 30, 1998, cash flow from continuing operations was $418.2 compared to $316.7 in the nine months ended June 30, 1997. The increase in cash flow in the current nine months resulted primarily from increased cash earnings.

Working capital was $63.6 at June 30, 1998 and $289.7 at September 30, 1997. The decrease in working capital at June 30, 1998 is primarily due to an increased level of notes payable, partially offset by decreased current maturities of long-term debt.

Cash used by investing activities - continuing operations increased from $191.4 in the nine months ended June 30, 1997 to $319.2 in the current nine months. This increase was primarily due to the December 1997 acquisition of Edward Baker Petfoods for $182.5.

The Company repurchased approximately 1,968,000 shares of RAL Stock during the nine months ended June 30, 1998. On May 28, 1998, the Company's Board of Directors declared a 3-for-1 stock split, effected by means of a stock dividend of two additional shares of the Company's $0.10 par value common stock for each outstanding share of common stock, to shareholders of record at the close of business on June 22, 1998. The Company repurchased 5,191,000 shares for $166.4 during the period July 1, 1998 through August 11, 1998. As of August 11, 1998, after giving effect to the stock split, 357,000 shares of RAL Stock remained under a current Board of Directors' authorization for the purchase of RAL Stock.


DIVESTED  BUSINESSES

In December 1997, the Company sold its Soy Protein Products business to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at purchase date) and the assumption of certain liabilities. This non-cash transaction resulted in an after-tax gain of $705.1.

The April 1, 1998 spin-off of the Agricultural Products business resulted in a reduction in the Company's equity of $333.2, recorded as a reduction of the Company's retained earnings of $419.4 and a reduction of the Company's cumulative translation adjustment of $86.2.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivatives be measured at fair value and reported as either assets or liabilities in the statement of financial position. The Company will be required to adopt this statement no later than the beginning of fiscal year 2000. The Company has not yet completed its evaluations to determine the impact of this statement on its consolidated financial statements.

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

                             RALSTON PURINA COMPANY AND SUBSIDIARIES
                                CONSOLIDATED STATEMENT OF EARNINGS
                           (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                          QUARTER ENDED         NINE MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                         --------------          ----------------

                                                          1998      1997        1998         1997
                                                          ----      ----        ----         ----

Net Sales                                              $1,072.9   $1,041.8   $3,500.8   $3,350.7
                                                       ---------  ---------  ---------  ---------

Costs and Expenses
     Cost of products sold                                529.0      523.7    1,726.1    1,699.5
     Selling, general and administrative                  237.7      224.1      707.1      682.1
     Advertising and promotion                            166.4      154.6      528.7      490.3
     Interest expense                                      47.1       42.0      142.7      129.0
     Provisions for restructuring                          21.6      103.3       96.4      103.3
     Gain on sale of IBC stock                                -          -      (14.7)         -
     Other (income)/expense, net                          (10.6)      (3.0)     (17.0)      (4.0)
                                                       ---------  ---------  ---------  ---------
                                                          991.2    1,044.7    3,169.3    3,100.2
                                                       ---------  ---------  ---------  ---------

Earnings/(Loss) from Continuing Operations before
     Income Taxes and Equity Earnings                      81.7       (2.9)     331.5      250.5

Income Tax (Provision)/Benefit                            (31.3)      74.3      (73.3)     (20.4)

Equity Earnings, Net of Taxes                               9.2        8.8       27.6       23.4
                                                       ---------  ---------  ---------  ---------

Earnings from Continuing Operations                        59.6       80.2      285.8      253.5

Net Earnings from Discontinued Operations                   0.9       20.5       10.0       61.3

Gain on Sale of Discontinued Operations                       -          -      705.1          -
                                                       ---------  ---------  ---------  ---------

Net Earnings                                               60.5      100.7    1,000.9      314.8

Preferred Stock Dividend, Net of Taxes                     (2.8)      (3.2)      (8.8)      (9.9)
                                                       ---------  ---------  ---------  ---------

Earnings Available to Common Shareholders              $   57.7   $   97.5   $  992.1   $  304.9
                                                       =========  =========  =========  =========

Cash Dividends Declared per Common Share               $   0.10   $   0.10   $   0.30   $   0.30
                                                       =========  =========  =========  =========

Earnings Per Share
         Basic
            Earnings from continuing operations        $   0.19   $   0.25   $   0.91   $   0.80
            Net earnings from discontinued operations         -       0.07       0.03       0.20
            Gain on sale of discontinued operations           -          -       2.30          -
                                                       ---------  ---------  ---------  ---------
            Net Earnings                               $   0.19   $   0.32   $   3.24   $   1.00
                                                       =========  =========  =========  =========

         Diluted
            Earnings from continuing operations        $   0.18   $   0.24   $   0.87   $   0.76
            Net earnings from discontinued operations         -       0.06       0.03       0.18
            Gain on sale of discontinued operations           -          -       2.14          -
                                                       ---------  ---------  ---------  ---------
            Net Earnings                               $   0.18   $   0.30   $   3.04   $   0.94
                                                       =========  =========  =========  =========


                           See  Accompanying  Notes  to Condensed  Financial  Statements.




                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                    (CONDENSED)
                               (DOLLARS IN MILLIONS)

                                                            JUNE 30,  SEPTEMBER 30,
                                                           --------   -------------

                                                                1998          1997
                                                                ----          ----
                    ASSETS

Current Assets
     Cash and cash equivalents                                 $   80.6   $  109.1
     Receivables, less allowance for doubtful accounts
          of $26.0 and $24.8, respectively                        690.7      675.2
     Inventories
          Raw materials and supplies                              135.9      119.7
          Work in process                                         109.0      115.8
          Finished products                                       390.0      369.3
     Other current assets                                         117.4      116.4
                                                               ---------  ---------
          Total Current Assets                                  1,523.6    1,505.5

Investments and Other Assets                                    3,307.5    1,530.3

Investment in Discontinued Operations                                 -      592.3

Property at Cost                                                2,233.1    2,160.6
      Accumulated depreciation                                  1,114.5    1,046.9
                                                               ---------  ---------
                                                                1,118.6    1,113.7
                                                               ---------  ---------
               Total                                           $5,949.7   $4,741.8
                                                               =========  =========


             LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
     Current maturities of long-term debt                      $   47.4   $  106.2
     Notes payable                                                603.6      340.3
     Accounts payable                                             339.5      264.0
     Other current liabilities                                    469.5      505.3
                                                               ---------  ---------
          Total Current Liabilities                             1,460.0    1,215.8

Long-Term Debt                                                  1,804.5    1,860.4

Deferred Income Taxes                                             439.5          -

Other Liabilities                                                 552.9      507.4

Redeemable Preferred Stock                                        262.9      304.9

Unearned ESOP Compensation                                        (26.4)     (63.8)

Shareholders Equity
     Preferred stock                                                  -          -
     Common stock                                                  32.6       11.5
     Capital in excess of par value                               459.5      320.0
     Retained earnings                                          2,018.6    1,566.7
     Cumulative translation adjustment                            (89.8)    (129.8)
     Common stock in treasury, at cost                           (621.0)    (466.7)
     Unearned portion of restricted stock                          (2.4)      (3.4)
     Value of common stock held in Grantor Trust                 (522.7)    (381.2)
     Unrealized holding gain on available-for-sale securities     181.5          -
                                                               ---------  ---------
          Total Shareholders Equity                             1,456.3      917.1
                                                               ---------  ---------
               Total                                           $5,949.7   $4,741.8
                                                               =========  =========

     See  Accompanying  Notes  to  Condensed  Financial  Statements.




                          RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (CONDENSED)
                                   (DOLLARS IN MILLIONS)


                                                                NINE MONTHS ENDED JUNE 30,
                                                                --------------------------

                                                                        1998          1997
                                                                        ----          ----
Cash  Flow  from  Operations
     Net earnings                                                      $1,000.9   $ 314.8
     Gain on sale of discontinued operations                             (705.1)        -
     Gain on sale of IBC stock                                            (14.7)        -
     Net earnings from discontinued operations                            (10.0)    (61.3)
     Non-cash items included in income                                    169.8     139.1
     Changes in assets and liabilities used in operations                  (8.4)    (21.1)
     Other, net                                                           (14.3)    (54.8)
                                                                       ---------  --------
          Cash flow from continuing operations                            418.2     316.7
          Cash flow from discontinued operations                          (76.3)     92.7
                                                                       ---------  --------
               Net cash flow from operations                              341.9     409.4
                                                                       ---------  --------

Cash Flow from Investing Activities
     Acquisition of business                                             (182.5)        -
     Property additions, net                                             (165.6)   (189.0)
     Proceeds from sale of IBC stock                                       27.1         -
     Other, net                                                             1.8      (2.4)
                                                                       ---------  --------
          Cash used by investing activities - continuing operations      (319.2)   (191.4)
          Cash used by investing activities - discontinued operations    (195.1)    (94.7)
                                                                       ---------  --------
               Net cash used by investing activities                     (514.3)   (286.1)
                                                                       ---------  --------

Cash Flow from Financing Activities
          Net cash proceeds from debt                                     491.4      49.8
          Dividends paid                                                 (111.2)   (113.1)
          Treasury stock purchases                                       (200.6)    (24.7)
          Other, net                                                      (24.4)     (2.5)
                                                                       ---------  --------
               Net cash provided (used) by financing activities           155.2     (90.5)
                                                                       ---------  --------

Effect of Exchange Rate Changes on Cash                                   (11.3)     (3.7)
                                                                       ---------  --------

Net Increase (Decrease) in Cash and Cash Equivalents                      (28.5)     29.1

Cash and Cash Equivalents, Beginning of Period                            109.1      62.3
                                                                       ---------  --------
Cash and Cash Equivalents, End of Period                               $   80.6   $  91.4
                                                                       =========  ========


  See  Accompanying  Notes  to  Condensed  Financial  Statements.

                       RALSTON PURINA COMPANY AND SUBSIDIARIES
                       NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                      (Dollars in millions except per share data)

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

Note 2 - On May 28, 1998, the Company's Board of Directors declared a 3-for-1 stock split, effected by means of a stock dividend of two additional shares of the Company's $0.10 par value common stock for each outstanding share of common stock, to shareholders of record at the close of business on June 22, 1998. Additional shares of stock resulting from the split were distributed on July 15, 1998.

The stock split was accounted for as an increase to common stock and a reduction of capital in excess of par of $21.1, as par value remained unchanged at $0.10 per common share. Shares of common stock in the Company's Grantor Trust were split 3-for-1, but common stock shares in treasury were not split. The number of shares outstanding and per share amounts for all periods presented in the accompanying financial statements and the related notes reflect the effect of this stock split.

Note 3 - During the quarter and nine months ended June 30, 1998, the Company recorded after-tax provisions for restructuring of $17.6 and $61.3, respectively. On a per share basis, these charges were $0.05 per basic and diluted share for the quarter and $0.20 and $0.19 per basic and diluted share, respectively, for the nine month period. On a pre-tax basis, charges for restructuring were $21.6 and $96.4, respectively, for the quarter and nine months ended June 30, 1998. Pre-tax charges for the nine month period consisted of termination benefits of $31.4, other cash costs of $6.3 and non-cash charges of $58.7. The pre-tax charge and non-cash component for the nine month period are net of an $11.9 reversal of prior period restructuring charges.

The restructuring provision for the current quarter is primarily related to additional charges for a voluntary early retirement option announced in the second quarter which was offered to most U.S. Battery Products' employees meeting certain age and service requirements. The provision also includes charges primarily related to severance costs at the Company's European battery
and  international  pet  food  operations.    These  charges  provide  for  the
termination or early retirement of approximately 750 employees in production, sales and administrative capacities.

Restructuring charges for the current year nine month period also include impairment write-downs totaling $66.4, primarily related to a write-down of the Company's investment in lithium-ion rechargeable battery manufacturing assets. Fair value of those assets was primarily determined based upon estimates of recovery value for unique manufacturing equipment. Due to rapid changes in the business environment since the beginning of the lithium-ion project in 1996, it has become more economical to source lithium-ion cells from other manufacturers. The Company will continue to assemble and package lithium-ion rechargeable batteries.

During the quarter and nine months ended June 30, 1997, the Company recorded after-tax restructuring provisions of $90.8, or $0.29 and $0.28 per basic and diluted share, respectively, for the quarter and $0.29 and $0.27 per basic and diluted share for the nine months. These charges were primarily related to the continued rationalization of Battery Products' worldwide production capacity. On a pre-tax basis, charges were $103.3 and consisted of termination benefits of $44.4, other cash exit costs of $9.5 and non-cash charges of $49.4, primarily related to impairment losses on land, buildings and machinery and equipment.

Note 4 - During the nine month period ended June 30, 1998, the Company recognized capital loss tax benefits of $41.5, or $0.14 and $0.13 per basic and diluted share, respectively. During the prior year quarter and nine month period, the Company recognized capital loss tax benefits of $61.7, or $0.20 and $0.19 per basic and diluted share, respectively, for the quarter and $0.20 and $0.18 per basic and diluted share for the nine month period. These capital loss tax benefits relate to past restructuring actions. Also in the prior year quarter and nine month period, the Company recognized tax benefits of $34.7, or $0.11 per basic and diluted share, related to tax refund claims for 1993 through 1996 as a result of a change in the Company's method of computing foreign tax credits.

Note 5 - During the nine month period ended June 30, 1998, the Company sold shares of its investment in Interstate Bakeries Corporation (IBC) common stock for $27.1 and recognized an after-tax gain of $9.5, or $0.03 per basic and diluted share. On a pre-tax basis, the gain on the sale of the IBC stock was $14.7.

Note 6 - On December 3, 1997, the Company completed the sale of the Soy Protein Products business to E.I. Du Pont de Nemours and Company (DuPont) for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at the date of purchase) and the assumption of certain liabilities. During the nine months ended June 30, 1998, the Company recorded a pre-tax gain on the sale of the Soy Protein Products business of $1.1 billion and an after-tax gain of $705.1, or $2.30 and $2.14 per basic and diluted share, respectively.

Note 7 - On April 1, 1998, the Company completed the tax-free spin-off to shareholders of its Agricultural Products business. The spin-off resulted in a reduction in equity of $333.2, recorded as a reduction of the Company's retained earnings of $419.4, and a reduction of the Company's cumulative translation adjustment of $86.2.

Note 8 - Discontinued operations consist of the operating results of the Company's Soy Protein Products business through the sale date (see Note 6) and the Company's Agricultural Products business through the date of the spin-off (see Note 7). Also included in discontinued operations in the current year is a gain of $5.3, after taxes, on the settlement of a claim related to a previously disposed business, partially offset by transaction costs associated with the spin-off of the Company's Agricultural Products business. Amounts in the financial statements and notes for all periods presented have been restated to reflect discontinued operations accounting.

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

Note 10 - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain internal and external costs associated with the purchase and/or development of internal use software be capitalized rather than expensed. The Company implemented this statement as of the beginning of the current fiscal year.

Capitalized software costs are included in deferred charges and other assets within Investments and Other Assets (see Note 14) and are amortized using the straight-line method over periods of related benefit ranging primarily from 3 to 7 years.

Note 11 - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share.
Statement 128 replaces the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is based on the average number of shares outstanding during the period. This calculation is the same as the primary earnings per share calculation previously reported by the Company.

Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and is based on the average number of shares used for the basic earnings per share calculation, adjusted for the dilutive effect of convertible preferred stock, stock options, convertible debentures and compensation awards.

The following table sets forth the computation of basic and diluted earnings per share in accordance with the provisions of Statement 128. Previously reported diluted earnings per share amounts have been restated, as necessary, to conform to Statement 128 requirements. In addition, number of shares and options, per share amounts and option prices have been restated to reflect the effect of the May 28, 1998, 3-for-1 stock split (see Note 2).



                                                  Quarter Ended    Nine Months Ended
                                                      JUNE 30,           JUNE 30,
                                                     -------------------------------
                                                    1998     1997     1998      1997
                                                    ----     ----     ----      ----
Numerator:
   Earnings from continuing operations             $ 59.6   $ 80.2   $285.8   $253.5
   Preferred stock dividends                         (2.8)    (3.2)    (8.8)    (9.9)
                                                   -------  -------  -------  -------
   Numerator for basic earnings per share -
        Earnings from continuing operations
          available to common shareholders         $ 56.8   $ 77.0   $277.0   $243.6

   Effect of dilutive securities:
        ESOP stock                                    2.6      2.7      7.6      7.6
                                                   -------  -------  -------  -------
   Numerator for diluted earnings per share -
        Earnings from continuing operations
          available to common shareholders         $ 59.4   $ 79.7   $284.6   $251.2
                                                   -------  -------  -------  -------
        Net earnings from discontinued operations  $  0.9   $ 20.5   $ 10.0   $ 61.3
                                                   -------  -------  -------  -------
        Gain on sale of discontinued operations    $    -   $    -   $705.1   $    -
                                                   -------  -------  -------  -------

Denominator:
   Denominator for basic earnings per share -
          weighted average shares *                 304.4    306.3    306.6    306.0

   Effect of dilutive securities:
          ESOP stock                                 17.2     19.3     18.0     19.6
          Stock options **                            5.3      3.3      4.6      4.8
          Deferred Compensation                         -        -        -      0.8
                                                   -------  -------  -------  -------
   Dilutive potential common shares                  22.5     22.6     22.6     25.2

   Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions            326.9    328.9    329.2    331.2
                                                   =======  =======  =======  =======

Basic earnings per share:
   Earnings from continuing operations             $ 0.19   $ 0.25   $ 0.91   $ 0.80
   Net earnings from discontinued operations            -     0.07     0.03     0.20
   Gain on sale of discontinued operations              -        -     2.30        -
                                                   -------  -------  -------  -------
   Net earnings                                    $ 0.19   $ 0.32   $ 3.24   $ 1.00
                                                   =======  =======  =======  =======

Diluted earnings per share:
   Earnings from continuing operations             $ 0.18   $ 0.24   $ 0.87   $ 0.76
   Net earnings from discontinued operations            -     0.06     0.03     0.18
   Gain on sale of discontinued operations              -        -     2.14        -
                                                   -------  -------  -------  -------
   Net earnings                                    $ 0.18   $ 0.30   $ 3.04   $ 0.94
                                                   =======  =======  =======  =======


*      Weighted  average  shares used for the computation of basic earnings per share excludes  13,423,000  and  12,870,000 shares of common stock held by the Company's
Grantor Trust at June 30, 1998 and 1997,  respectively.

**    Options to purchase 40,575 shares of common stock at prices ranging from $39.47 to $42.84  per  share,  and 5,184,960  shares  of  common stock at prices ranging from $18.47 to $42.84 per share  outstanding  during  the  quarter and  nine  months ended June 30, 1998 and 1997, respectively, were not included in  weighted  average shares  used  for the computation of diluted earnings per share because they were antidilutive at period  end.  As a result of the spin-off of the Company's
Agricultural Products business, the number of options to  acquire  shares  of
Ralston  Purina Company  (RAL) common stock and the related exercise prices were adjusted based upon  the  ratio  of  the  average trading  prices  of  RAL  common stock  prior  to  and following the spin-off.


Note  12  -  On  June 30, 1998, after giving effect for the 3-for-1 stock split
(see Note 2), there were 303,986,000 shares of common stock outstanding, exclusive of 8,895,000 shares held in treasury and 13,423,000 Grantor Trust shares. At September 30, 1997, there were 306,813,000 shares of common stock outstanding, exclusive of 8,116,000 shares held in treasury and 12,922,000 Grantor Trust shares.

Note 13 - Other (income)/expense, net, for the nine months ended June 30, 1998 and 1997, consists of the following:

                                                          June  30,
                                                      1998          1997
                                                      ----          ----

Net  translation  and  exchange  loss              $  10.7           $ 5.4
Dividends  on  DuPont  common  stock                (15.0)               -
Other  investment  income                            (4.0)           (2.5)
Return  on  other  investments                       (8.4)           (5.4)
Miscellaneous  (income)/expense                      (0.3)           (1.5)
                                                 ---------        --------
                                                  $ (17.0)         $ (4.0)
                                                 =========        ========

Note  14 - Investments and Other Assets consist of the following:

                                                   June  30,    Sept.  30,
                                                     1998          1997
                                                     ----          ----

Goodwill                                          $  555.8       $  446.5
Other  intangible  assets                            232.4          236.4
Investments  in  affiliated  companies               313.1          299.9
Available-for-sale  securities                     1,691.7              -
Deferred  charges  and  other  assets                514.5          547.5
                                                 ----------    ----------
                                                 $ 3,307.5      $ 1,530.3
                                                 ==========    ==========

Note 15 - Available-for-sale securities consist primarily of shares of DuPont common stock obtained in connection with the sale of the Company's Soy Protein Products business (see Note 6). Available-for-sale securities are carried at fair value, based on quoted market prices. The fair value and cost basis of these securities at June 30, 1998, are $1,691.7 and $1,408.1, respectively, resulting in a gross unrealized holding gain of $283.6. This gain, net of tax of $102.1, is shown as a separate component of shareholders equity. The changes in net unrealized holding gain for the three and nine months ended June 30, 1998 are $95.8 and $181.5, respectively.

Note 16 - During the first quarter of the current year, the Company adopted SOP 96-1, Environmental Remediation Liabilities, which was issued in October 1996 and provides guidance for the accrual of environmental remediation costs. The adoption of SOP 96-1 did not have a material effect on the financial statements of the Company for the nine months ended June 30, 1998. As a matter of policy, costs of future expenditures for environmental remediation obligations are not discounted to their present value.

Note 17 - In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that all derivatives be measured at fair value and reported as either assets or liabilities in the statement of financial position. The Company will be required to adopt this statement no later than the beginning of fiscal year 2000. The Company has not completed its evaluations to determine the impact of this statement on its consolidated financial statements.


PART  II  -          OTHER  INFORMATION
                     ------------------

There is no information required to be reported under any items except those indicated below.

Item  5.          Other  Information
                  ------------------

On July 15, 1998, Registrant effected a three-for-one stock split in the form of a stock dividend to holders of its $.10 par value Common Stock on June 22, 1998. Pursuant to Section 11(a) of the Rights Agreement dated March 28, 1996 between the Registrant and Norwest Bank, N.A. as Rights Agent and Successor to Boatmen's Trust Company, the Purchase Price for a share of Common Stock upon exercise of a Right has been adjusted from $192.80 to $64.27. In addition, as a result of the stock split, and pursuant to the terms of Section 9(a) of the Certificate of Designation of the Registrant's Series A ESOP Convertible Preferred Stock (the "ESOP Stock"), the Conversion Denominator with respect to the ESOP Stock was adjusted from 46.72 to 15.57 and, consequently, each share of ESOP Stock is now convertible, in accordance with the terms of the Certificate of Designation, into 7.12 shares of the Registrant's Common Stock.


Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

            (a)  Exhibits  filed  with  this  Report:

                 (27)  Financial  Data  Schedule

            (b)  Reports  on  Form  8-K

Registrant filed its Current Report on Form 8-K dated May 28, 1998, to disclose the declaration of the three-for-one stock split described in Item 5 above.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     RALSTON  PURINA  COMPANY
     -----------------------------------------
     Registrant

     By:  /s/ James R. Elsesser
          James  R.  Elsesser
          Vice  President  and  Chief
          Financial  Officer

Date:    August  14,  1998

EXHIBIT  INDEX
-------------


Exhibits
--------

     EX-27          Financial  data  schedule  for  3rd  Quarter  1998

     (provided  electronically)


Exhibit  27

(Document  prepared  on  Edgar)