Form 10-K
period 1998-09-30
RALSTON PURINA CO
filed 1998-12-22
CIK 81870

19



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                   -------------------------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998  COMMISSION FILE NO. 1-4582

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

Yes:          X          No:
      AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF THE CLOSE OF BUSINESS ON NOVEMBER 2, 1998: $10,361,200,607.

(Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Ralston Purina Company Common Stock ("RAL Stock"), $.10 par value, outstanding as of close of business on December 18, 1998: 312,789,226.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company 1998 Annual Report to Shareholders (Parts I and II of Form 10-K).

2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 1998 (Part III of Form 10-K).

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

     On April 1, 1998, the Company distributed to its shareholders, in a tax-free spin-off, all of the outstanding capital stock of Agribrands International, Inc., a wholly-owned subsidiary engaged in the international agricultural products business.

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

     On April 7, 1995, the Company acquired the assets of Golden Cat Corporation, a manufacturer of cat box filler and related products.

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

Pet products are marketed in the United States primarily through direct sales forces and food brokers to grocery wholesalers, retail chains and other
customers.    Battery  products  are  marketed  in  the  United  States  and internationally  primarily  through  direct  sales  forces.

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

     During fiscal years 1996, 1997 and 1998, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies was 10.5%, 11.9%, and 14.3% respectively, of the Company's gross consolidated revenues.
Except for this relationship, the Company was not dependent upon any other single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

     The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including regulations related to air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party"
(PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 13 "Superfund" sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

There has been a shift within primary battery products from carbon zinc batteries to alkaline batteries. As such, the Company has recorded provisions related to restructuring its world-wide battery production capacity and certain administrative functions in each of the last three years. Alkaline batteries are now the dominant primary battery in all world areas with the exception of Asia, Africa and Latin America. The Company continues to review its battery production capacity and its business structure in light of pervasive global trends, including the evolution of technology.

As of September 30, 1998 the Company, as a whole, employed 8,507 employees in the United States and 13,928 in foreign jurisdictions. The descriptions of the businesses of, and the summary of selected financial data regarding, the Company appearing under "Ralston Purina Company-Financial Review-Highlights" on page 14, "Ralston Purina Company-Financial Review-Liquidity and Capital Resources" on page 15, "Ralston Purina Company-Financial Review-Business Segment Information" on page 20, "Ralston Purina Company-Business Segment Information" on pages 22 through 24, and "Ralston Purina Company-Notes to Financial Statements-Summary of Accounting Policies-Research and Development" on page 32 of the Ralston Purina Company Annual Report to Shareholders 1998, are hereby incorporated by reference.

ITEM  2.    PROPERTIES.

     A list of the Company's principal plants and facilities as of the date of filing follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.PET PRODUCTS

PET  PRODUCTS  PLANTS
United  States
Atlanta,  GA
Clinton,  IA  (1R)
Davenport,  IA
Denver,  CO
Dunkirk,  NY
Flagstaff,  AZ
Mechanicsburg,  PA
Oklahoma  City,  OK
Zanesville,  OH

International
Chilton,  United  Kingdom
Cornard  Mills,  United  Kingdom
Cuautitlan,  Mexico
Encrucijada,  Venezuela  (5)
Innisfail,  Alberta,  Canada
Mississauga,  Ontario,  Canada
Monjos,  Spain
Montfort-Sur-Risle,  France
Portogruaro,  Italy
Ribeirao  Preto,  Brazil
Santo  Tome,  Argentina
Veghel,  The  Netherlands

CAT  LITTER  PLANTS
United  States
Bloomfield,  MO
King  William,  VA
Maricopa,  CA


PACKAGING  FACILITIES

International
Caledonia,  Ontario,  Canada  (6)


BATTERY  PRODUCTS

BATTERY  AND  RELATED  PRODUCTS  PLANTS
United  States
Asheboro,  NC  (2)
Bennington,  VT
Gainesville,  FL
Garretsville,  OH
Marietta,  OH
Maryville,  MO
St.  Albans,  VT

International
Alexandria,  Egypt
Bogang,  Peoples  Republic
  of  China
Caudebec  Les  Elbeuf,  France  (1)
Cebu,  Philippines
Ekala,  Sri  Lanka
Jakarta,  Indonesia
Johore  Bahru,  Malaysia
Juarez,  Mexico
Jurong,  Singapore  (2)
La  Chaux-de-Fonds,  Switzerland
Manila,  Philippines
Nakuru,  Kenya  (4)
Newcastle-under-Lyme,  United
   Kingdom
New  Territories,  Hong  Kong
Slany,  Czech  Republic  (6)
Tanfield  Lea,  United  Kingdom
Tecamac,  Mexico
Tianjin,  People's  Republic
  of  China
Walkerton,  Ontario,  Canada  (6)


DAIRY  FOOD  SYSTEMS  PLANT
Hager  City,  WI


OTHER  PROPERTIES

RESEARCH  FACILITIES
United  States
Gray  Summit,  MO  (3A)
St.  Louis,  MO  (3A)
Westlake,  OH  (3B)

MACHINE  SHOP  AND  FOUNDRY
St.  Louis,  MO

ADMINISTRATIVE  AND  EXECUTIVE  OFFICES
St.  Louis,  MO


In addition to the properties identified above, the Company and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)          Leased;  (1R)  Leased pursuant to industrial revenue bond financing

(2)          Two  plants

(3)          Provides  service  for  Pet  Products  (3A);  Battery Products (3B)

(4)          Less  than  20%  owned  interest

(5)          Also produces feed under a toll milling arrangement with Agribrands

(6)          Bulk  packaging  and  distribution


ITEM  3.    LEGAL  PROCEEDINGS.

     The Company is a party to a number of legal proceedings in various state, federal and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, and local laws and regulations intended to protect the public health and the environment, including regulations related to air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party"
(PRP), under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 13 "Superfund" sites. The Company's ultimate liability in connection with those sites may depend on many factors, including the volume of material contributed to the site, the number of other PRP's and their financial viability, and the remediation methods and technology to be used.

In the opinion of management, based on the information presently known, the ultimate liability for all such matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals of $12.6 million for estimated liabilities, should not be material to the financial position of the Company, but could be material to results of operations or cash flows for a particular quarter or annual period.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  4.A.      EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

A list of the executive officers of the Company and their business experience follows:

W.  Patrick  McGinnis,  51,  co-Chief  Executive  Officer and co-President since
---------------------
October 1, 1997 and Corporate Officer since 1984; President and Chief Executive Officer, Pet Products Group since 1992; President and Chief Operating Officer, Grocery Products Group 1989-92; Vice President and President, Branded Foods Group 1987-89; Vice President and Executive Vice President, Grocery Products Division 1984-87; Division Vice President, Marketing, Grocery Products Division 1983-84; Executive Vice President and Director, Grocery Products Division,
Ralston  Purina  Canada,  Inc.  1980-83.    Company  service,  25  years.

J.  Patrick  Mulcahy,  54,  co-Chief  Executive  Officer  and co-President since
--------------------
October 1, 1997 and Corporate Officer since 1984; Chairman of the Board and Chief Executive Officer, Eveready Battery Company, Inc., since 1987; Vice President and Director, Corporate Strategic Planning and Administration 1984-86; Division Vice President, Strategic Planning 1981-84; Division Vice President, Director of Marketing, Grocery Products Group 1980-81. Company service, 29 years.

James R. Elsesser, 54, Vice President and Chief Financial Officer since 1985 and
-----------------
Corporate  Officer since 1985; Vice President, March-September, 1985; Treasurer,
February-September,  1985.    Company  service,  12  years.

Nancy  E. Hamilton, 48, Secretary and Division Vice President since 1996; Senior
------------------
Counsel  and  Assistant  Secretary,  1994  -  1996.   Company service, 12 years.

Patrick C. Mannix, 53, Vice President; President, Eveready Battery Company, Inc.
-----------------
since 1998, and President, Eveready Battery Company, Inc. - Specialty Businesses since 1995; Executive Vice President, Eveready Battery Company, International 1991 - 1995 and Corporate Officer since 1992; Area Chairman, Asia Pacific operations, Eveready Battery, 1985-91. Company service, 34 years, including 23 years with Eveready Battery Division of Union Carbide Corporation.

James  M.  Neville,  59, Vice President, General Counsel and Assistant Secretary
------------------
since 1996; Vice President, General Counsel and Secretary 1989 - 1996, and Corporate Officer since 1983; Vice President and General Counsel 1984-89. Company service, 13 years.

Ronald  D.  Winney,  56,  Treasurer  since  1985;  Division  Vice  President and
------------------
Assistant Treasurer 1984-85; Assistant Treasurer 1977-85. Company service, 28 years.

Anita M. Wray, 44, Vice President and Controller since April 1994; Division Vice
-------------
President and Director of Financial Accounting Services, 1985-1994. Company service, 18 years.

(Ages  and  years  of  service  as  of  December  31,  1998.)


                                     PART II

ITEM  5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's RAL Stock is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30,
1998,  there  were  20,763  shareholders  of  record of the Company's RAL Stock.

The following tables set forth dividends paid and range of market prices for the RAL Stock (for the year ended September 30):

                                 DIVIDENDS PAID


                                       1998        1997
                                      -----       -----
                     First Quarter   $.10*        $.10*
                     Second Quarter   .10*         .10*
                     Third Quarter    .10*         .10*
                     Fourth           .10          .10*



*Restated  due  to  3-for-1  Stock  Split



                               MARKET PRICE RANGE
               (Restated as necessary due to 3-for-1 Stock Split)

                          1998                       1997
                          ----                       ----

                          RAL Stock               RAL Stock
                          ---------               ---------

First Quarter        32 19/64  - 27 51/64     $  26      - 21 53/64
Second Quarter       35 5/8    - 28 1/2          29 1/8  - 23 45/64
Third Quarter        39 5/64   - 33 9/16         29 5/64 - 24 59/64
Fourth Quarter       38 7/8    - 26              31 7/16 - 26 11/16


There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report.


ITEM  6.    SELECTED  FINANCIAL  DATA.

     The summary of selected financial data regarding Ralston Purina Company appearing on pages 12 through 13, of the Ralston Purina Company Annual Report to Shareholders 1998, is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under "Ralston Purina Company-Financial Review" on pages 14 through 21 and the information appearing under "Ralston Purina Company-Business Segment Information" on pages 22 through 24 of the Ralston Purina Company Annual Report to Shareholders 1998, is hereby incorporated by reference.

ITEM  7A.    QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing under "Ralston Purina Company-Financial Review-Market Risk Sensitive Instruments and Positions" on pages 18 and 19 of the Ralston Purina Company Annual Report to Shareholders 1998 is hereby incorporated by reference.

ITEM  8.      FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The consolidated financial statements of the Company and its subsidiaries appearing on pages 26 through 48, together with the report thereon of PricewaterhouseCoopers LLP on page 25, and the supplementary data under "Ralston Purina Company - Quarterly Financial Information" on pages 48 through 49 of the Ralston Purina Company Annual Report to Shareholders 1998, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

                                    PART III

ITEM  10.    DIRECTORS  OF  THE  REGISTRANT.

     The information regarding directors on pages 3 through 6, and information appearing under "Compliance With Section 16(a) Reporting" on page 2, of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 1998 is hereby incorporated by reference.


ITEM  11.    EXECUTIVE  COMPENSATION.
     Information appearing under "Executive Compensation" on pages 14 through 19, "Human Resources Committee Report on Executive Compensation" on pages 20 through 22, "Performance Graph" on page 23, "Common Stock Ownership Of Directors and Executive Officers" on pages 12 through 13, and the remuneration information under "Board Of Directors' - Committees" on page 5 and "Director Compensation" on pages 5 and 6 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 1998 is hereby incorporated by reference.


ITEM  12.      SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 11 and 'Common Stock Ownership of Directors and Executive Officers" on pages 12 through 13 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 1998 is hereby incorporated by reference.


ITEM  13.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Certain Relationships and Related Transactions" on page 6 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 1998, is hereby incorporated by reference.

                                     PART IV

ITEM  14.    EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

1.    Documents  filed  with  this  report:

a. Financial statements previously incorporated by reference under Item 8 herein.

-  Report  of  Independent  Accountants.
- Consolidated Statement of Earnings -- for years ended September 30, 1998, 1997 and 1996.
-  Consolidated  Balance  Sheet  -- for years ended September 30, 1998 and 1997.
- Consolidated Statement of Cash Flows -- for years ended September 30, 1998, 1997, and 1996.
- Consolidated Statement of Shareholders Equity -- for years ended September 30, 1998, 1997 and 1996.
-  Notes  to  Financial  Statements.

b. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(3i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 1, 1996 are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended December 31, 1995.
(3ii)      The By-Laws of Ralston Purina Company, as amended September 24, 1998.
(4) The Rights Agreement, effective as of March 28, 1996, is hereby incorporated by reference to the Company's Form 8-A Registration Statement filed on March 29, 1996.
(4) The Certificate of Designation of Ralston Purina Company Series A ESOP Preferred Stock dated as of July 30, 1993, is hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
(4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

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

(a)          Executive  Life  Plan,  as  amended  September  24,  1987.*
(b)          Form  of  Agreements  for  Deferral of 1987 Annual and Special Cash
Bonuses.*
(c)          Form  of  Agreements  for  Deferral of 1988 Annual and Special Cash
Bonuses.*
(d) Ralston Purina Company 1988 Incentive Stock Plan, as amended January 21 and March 25, 1988.*
(e)          Personal  Financial  Planning  Program,  as amended July 21, 1988.*
(f) Executive Health Plan, as amended April 1, 1985, September 24, 1987 and July 21 and November 17, 1988.*

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

(xiii) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1997.

(a)          Form  of  November  20,  1997  Non-Qualified  Stock  Option.*

(b) Deferred Compensation Plan for Key Employees, as amended, September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992, July 30, 1993,
November 18, 1993, November 6, 1995, September 26, 1996, and November 13, 1997.*

(c)          Form  of  Letter  of  Deferral  of  1998  Bonus  Award.*

(d)          Form  of  Agreement  for  Deferral  of  1997  Annual  Cash  Bonus.*

(e)        Form of Agreement for Deferral of 1997 Annual and Special Cash Bonus.

(f)          Form  of  Split  Dollar  Agreement.*

(g) 1996 Leveraged Incentive Plan, adopted as of September 26, 1996 and amended September 25, 1997.*

(h) Resolution adopted September 26, 1996 amending Options granted September 28, 1995.*

(i) Agreement and Plan of Merger and Exchange by and among E.I. du Pont de Nemours and Company, Ralston Purina Company, Protein Technologies International Holdings, Inc. and Other Parties Named Therein, dated as of December 2, 1997.

(xiv)          Form  of  September  24,  1998  Non-Qualified  Stock  Option*

(xv)          Form  of  Letter  of  Deferral  of  1999  Bonus  Award*

(xvi)          Form  of  Agreement  for  Deferral  of  1998  Annual  Cash Bonus*

(xvii)         1998 Leveraged Incentive Plan, adopted effective October 1, 1998*

(xvii)        Form of Letter of Deferral of 1996 Leveraged Incentive Plan Award*

(xviii)          Agreement  and Plan of Reorganization dated as of April 1, 1998 between  Ralston  Purina  Company  and  Agribrands  International,  Inc.

(xix) Form of Indemnification Agreement dated October 1, 1997 between Ralston Purina Company and William P. Stiritz*
(xx) Resolution dated March 19, 1998 amending Fixed Benefit Option provision of the Deferred Compensation Plan for Non-Management Directors*

(xxi) Resolution dated March 19, 1998 amending Fixed Benefit Option provision of the Deferred Compensation Plan for Key Employees.*

(xxii)     Ralston Purina Company Executive Health Plan as amended September 24,
1998*

(xxiii)      Voluntary Enhanced Retirement Offer for Certain Corporate Employees
dated  September  24,  1998*

(xxiv)          Ralston  Purina  Company  Executive  Retiree  Life  Plan*

(xxv) Resolution dated May 28, 1998 regarding repayment of gain provisions in outstanding non-qualified option awards held by Corporate Officers.

(13)          Pages  12  to  49  of  the Ralston Purina Company Annual Report to
Shareholders 1998, which are incorporated herein by reference, are filed herewith.
(21)          Subsidiaries  of  the  Registrant.
(23)          Consent  of  Independent  Accountants.
(27)          Financial  Data  Schedule.

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

          RALSTON  PURINA  COMPANY


By:  J.P.  Mulcahy                   By:    W.P. McGinnis
     -------------------                    -----------------
     J.P.  Mulcahy                          W.P.  McGinnis
co-Chief  Executive  Officer            co-Chief  Executive  Officer
and  co-President                       and  co-President

Date:          December  22,  1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 1998, by the following persons on behalf of the registrant in the capacities indicated.


SIGNATURE                    TITLE
---------                    -----

     W.  P.  McGinnis
-----------------------------         co-Chief  Executive  Officer  and
     W.P.  McGinnis                   President

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