Form 10-Q
period 1998-12-31
RALSTON PURINA CO
filed 1999-02-12
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1998

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

Number  of shares of Ralston Purina common stock, $.10 par value, outstanding as
of  the  close  of  business  on    February  3,  1999:    328,368,334


PART  I  - FINANCIAL  INFORMATION

                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (Dollars in millions except per share data)
        ----------------------------------------------------------------

OPERATING  RESULTS
Net earnings for the three months ended December 31, 1998 were $176.8, or $.58 and $.55 per share on a basic and diluted basis, respectively. Included in net earnings for the current quarter is an unrealized after-tax gain of $44.9, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. This gain was $.15 and $.14 per basic and diluted share, respectively. The fiscal 1998 first quarter net earnings of $860.5, or $2.79 and $2.61 per share on a basic and diluted basis, respectively, include an after-tax gain on the sale of the Soy Protein Products business of $705.1 (pre-tax gain of $1.1 billion) and net earnings from discontinued operations of $15.7. The Soy Protein Products business was sold to E.I. du Pont de Nemours and Company (DuPont) on December 3, 1997. Discontinued operations consist of the Soy Protein Products business through the sale date and the Agricultural Products business, which was spun off on April 1, 1998.

Earnings before the unrealized gain on the SAILS mark-to-market adjustment for the quarter ended December 31, 1998 were $131.9 compared to earnings from continuing operations of $139.7 in the prior year quarter. Earnings decreased primarily on lower Battery Products' operating earnings. Earnings per share on this basis were $.43 and $.41 on a basic and diluted basis, respectively, for the current quarter compared to earnings per share from continuing operations of $.44 and $.42 a year ago.


RESULTS  OF  OPERATIONS
Net sales decreased 1.9% in the quarter ended December 31, 1998 on lower Battery Products' sales, largely offset by increased Pet Products' sales. See the following section for comments on sales changes by Business Segment.

Gross profit as a percentage of sales was 51.3% in the current quarter compared to 50.8% in the prior year first quarter. This increase results because the higher margin Pet Products segment represented a larger percentage of sales in the current quarter.

Selling, general and administrative expenses increased 3.6% in the current quarter due primarily to increases in Battery Products. Selling, general and administrative expenses were 18.4% and 17.4% of sales in the current and prior year first quarters, respectively, reflecting increased spending combined with the sales decline for Battery Products.

Advertising and promotion expense increased 1.9% in the current quarter due to higher promotion support and advertising expenditures in Pet Products, partially offset by lower spending in Battery Products. As a percentage of sales, advertising and promotion expense was 15.0% in the current quarter and 14.5% a year ago. Other income/expense, net, was favorable by $10.8 for the quarter primarily due to dividend income from the Company's investment in DuPont and lower translation and exchange losses in the current quarter. The Company did not receive dividend income from DuPont in the prior year quarter based on the December 3 investment date.

Income taxes, which include federal, state and foreign taxes, were 36.0% of pre-tax earnings before equity earnings for the current quarter compared to 36.2% in the prior year.

BUSINESS  SEGMENTS
Sales for the Pet Products segment increased 8% in the quarter on the inclusion of a full quarter of sales from the Company's December 1997 acquisition of Edward Baker Petfoods, based in the United Kingdom, and on higher volumes. Operating profit increased significantly in the quarter due to the sales increase coupled with lower ingredient costs, partially offset by an unfavorable package size mix.

Sales for the Battery Products segment decreased 11% in the quarter primarily on lower rechargeable battery sales and lower alkaline and carbon zinc volumes, primarily in North America. Strong competitive activity was the key factor in the sales decline. In addition, currency devaluations, primarily in Asia, also negatively impacted sales. Excluding the unfavorable impact of currency devaluations,  sales  declined  8%.

Battery Products' operating profit decreased significantly in the quarter primarily due to the sales decline. The quarter results also included a decline in the Asia Pacific region versus prior year's first quarter. This decline was the result of the overall impact of the financial difficulties in that region, which began impacting the Company's results in the second quarter of the prior year.

First quarter results for the rechargeable battery business continued to be disappointing. Sales and earnings from key Original Equipment Manufacturers are still at depressed levels. Management is currently evaluating alternatives for this business in order to strengthen the Battery Products segment.

FINANCIAL  CONDITION
The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in DuPont and Interstate Bakeries Corporation provide additional sources of liquidity. For the quarter ended December 31, 1998, cash flow from operations was $108.8 compared to cash flow from continuing operations of $132.7 in the prior year quarter. Working capital was $70.0 at December 31, 1998 while current liabilities exceeded current assets by $54.5 at September 30, 1998. The increase in working capital is primarily due to increased accounts receivable and decreased accounts payable, partially offset by increases in other current liabilities.

During the prior year quarter, the Company used the proceeds from the issuance of short-term debt primarily for the acquisition of Edward Baker Petfoods for $182.5.

In December 1997, the Company sold its Soy Protein Products business to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at purchase date) and the assumption of certain liabilities. This non-cash transaction resulted in an after-tax gain of $705.1.

On February 3, 1999, the Company's Board of Directors authorized the purchase of up to eight million shares of RAL Stock. As of February 3, 1999, approximately 8,357,000 shares remained under the previous and new Board of Directors' authorizations for the purchase of RAL Stock. These authorizations are in addition to a continuing authorization permitting the Company to acquire from time to time, at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

SAILS  MARK-TO-MARKET  ADJUSTMENT
Current quarter results include an unrealized after-tax gain of $44.9, or $.15 and $.14 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a pre-tax basis, this gain was $70.2. The unrealized gain of $70.2 represents the difference between the debt's value at issuance, or $480, and the current cash settlement value of the debt based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $26.43750 at December 31, 1998.

At maturity on August 1, 2000, the SAILS are mandatorily exchangeable into a number of shares of IBC common stock owned by the Company, or cash, at the Company's option. The number of shares or the amount of cash will be based on the average market price of IBC stock on the 20 trading days prior to maturity (the IBC Maturity Price). If the IBC Maturity Price is greater than or equal to $37.7819, the SAILS will be exchangeable at maturity into 12.70 million shares of IBC stock. If the IBC Maturity Price is $30.96875 or less, the SAILS will be exchangeable into 15.50 million shares of IBC stock. If the IBC Maturity Price is between $30.96875 and $37.7819, the SAILS will be exchangeable into a number of shares of IBC stock between 15.50 million and 12.70 million, respectively, based on an exchange ratio.

For accounting purposes, terms of the SAILS require them to be marked to the cash value of the underlying IBC common shares into which they may be exchanged. Accordingly, a market value adjustment is required for the SAILS debt when the IBC stock price is outside the range of $30.96875 and $37.7819. If the IBC stock price is greater than $37.7819, the Company records an unrealized loss on the SAILS debt, and if the IBC stock price is less than $30.96875, the Company records an unrealized gain.

The Company's investment in IBC is included in Investments and Other Assets and is accounted for using the equity method of accounting, which results in a carrying value different from the current market value of the investment.

ESOP  CONVERSION
At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into Ralston Purina Company common stock (RAL Stock) in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued
13,505,609 shares held in Treasury and 2,209,192 authorized but previously unissued shares of RAL Stock.

YEAR  2000  UPDATE
The Company is progressing with its plans and active projects to achieve 100% Year 2000 readiness in its key application systems software, computer hardware and operating systems software, and various other systems containing embedded chip technology before the turn of the millennium.

The Company estimates that more than 80% of its application systems software has been modified or replaced, which includes a higher level of remediation in the United States than in other world areas. The remaining application systems software is in the process of being modified or replaced with completion, in all but a few cases, targeted for March 1999. Testing has been completed on approximately 60% of the Company's modified or replaced application systems
software.    The  Company  expects  to  complete  its  testing  in  June  1999.

Approximately 90% of the Company's computer hardware and operating systems software have been modified or replaced, of which 80% have been tested for Year 2000 readiness. Upgrade/replacement and Year 2000 readiness testing of all computer hardware and operating systems software is targeted for June 1999.

The inventory of systems that contain embedded chip technology is progressing as planned, and these systems are in the process of being verified for Year 2000 readiness. Testing and upgrade/replacement of all impacted systems containing embedded chip technology is targeted for completion in July 1999.

The estimated total cost for the Company to achieve Year 2000 readiness is approximately $34, of which $24 has been expended through December 31, 1998.

The Company continues to evaluate critical suppliers and customers for potential risks of major interruptions in its business due to Year 2000 issues. The assessment of risks and development of any required contingency plans is targeted for completion in June 1999.

RESTRUCTURING  ACTIVITIES
During the quarter ended December 31, 1998, approximately 310 employees were terminated and one plant was closed in connection with restructuring accruals established by the Company in fiscal years 1998 and 1997. The 1998 cash provision represented a voluntary early retirement option offered to most U.S. Battery Products' employees and additional charges related to the Company's European battery and international pet food operations. The 1997 provision was primarily related to the continued rationalization of Battery Products'
production  capacity  and  business  structure.    Activities  impacting  the
restructuring reserve during the quarter ended December 31, 1998 were as follows:

Reserve  balance  at  September  30,  1998                              $  57.3
Termination  benefits  paid                                               (11.4)
Other  cash  exit  costs  paid                                             (2.1)
Increase  due  to  translation                                              1.7
                                                                        --------
Reserve  balance  at  December  31,  1998                              $   45.5
                                                                       =========

In 1998 the Company recorded an impairment write-down totaling $66.4, primarily representing a write-down of the Company's investment in lithium-ion rechargeable battery manufacturing assets. These assets, which are currently held for sale, have a carrying value of $9.2 at December 31, 1998. Due to rapid changes in the business environment since the beginning of the lithium-ion project in 1996, it has become more economical to source lithium-ion cells from other manufacturers. The Company continues to assemble and package lithium-ion rechargeable batteries.

FORWARD-LOOKING  STATEMENTS
Statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to: the effect of general economic conditions; fluctuations in supply and demand for the Company's products; competition and competitive pricing pressures in the battery products and pet products industries, both domestically and internationally; significant increases in operating expenses, including the cost of raw materials; fluctuations in the value of the Company's investments in DuPont and IBC common stock; the Year 2000 readiness of critical suppliers, customers and governmental agencies, as well as the difficulty of evaluating and remediating certain systems and technologies utilized in the operation of the Company's businesses, and incremental costs associated with evaluation and remediation; and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended September 30, 1998, and its current report on Form 8-K dated January 26, 1999.



                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                     QUARTER ENDED DECEMBER 31,
                                                     --------------------------
                                                             1998       1997
                                                           ---------  ---------
Net Sales                                                  $1,291.8   $1,317.1
                                                           ---------  ---------

Costs and Expenses
  Cost of products sold                                       629.7      648.2
  Selling, general and administrative                         237.4      229.1
  Advertising and promotion                                   194.1      190.4
  Interest expense                                             49.7       46.3
  Other (income)/expense, net                                 (11.0)      (0.2)
  Unrealized gain on SAILS debt                               (70.2)         -
                                                           ---------  ---------
                                                            1,029.7    1,113.8
                                                           ---------  ---------

Earnings from Continuing Operations before
  Income Taxes and Equity Earnings                            262.1      203.3

Income Taxes                                                  (94.3)     (73.6)

Equity Earnings, Net of Taxes                                   9.0       10.0
                                                           ---------  ---------

Earnings from Continuing Operations                           176.8      139.7

Net Earnings from Discontinued Operations                         -       15.7

Gain on Sale of Discontinued Operations                           -      705.1
                                                           ---------  ---------

Net Earnings                                                  176.8      860.5

Preferred Stock Dividend, Net of Taxes                         (2.6)      (3.1)
                                                           ---------  ---------

Earnings Available to Common Shareholders                  $  174.2   $  857.4
                                                           =========  =========


Earnings Per Share
    Basic
      Earnings from continuing operations                  $   0.58   $   0.44
      Net earnings from discontinued operations                   -       0.05
      Gain on sale of discontinued operations                     -       2.30
                                                           ---------  ---------
      Net Earnings                                         $   0.58   $   2.79
                                                           =========  =========

    Diluted
      Earnings from continuing operations                  $   0.55   $   0.42
      Net earnings from discontinued operations                   -       0.05
      Gain on sale of discontinued operations                     -       2.14
                                                           ---------  ---------
      Net Earnings                                         $   0.55   $   2.61
                                                           =========  =========

              See Accompanying Notes to Condensed Financial Statements.


                        RALSTON PURINA COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                               (CONDENSED AND UNAUDITED)
                                 (DOLLARS IN MILLIONS)

                                                             DECEMBER 31, SEPTEMBER 30,
                                                             ------------ -------------
                                                                 1998           1998
                                                              ---------      ---------
                   ASSETS
Current Assets
  Cash and cash equivalents                                       $   70.0   $   89.8
  Receivables, less allowance for doubtful accounts
    of $26.0 and $24.5, respectively                                 867.6      717.2
  Inventories
    Raw materials and supplies                                       130.6      134.7
    Work in process                                                  115.3      124.1
    Finished products                                                331.5      341.6
  Other current assets                                               117.7      120.1
                                                                  ---------  ---------
    Total Current Assets                                           1,632.7    1,527.5

Investments and Other Assets                                       2,868.3    2,908.2

Property at Cost                                                   2,246.4    2,212.9
  Accumulated depreciation                                         1,125.7    1,096.9
                                                                  ---------  ---------
                                                                   1,120.7    1,116.0

                                                                  ---------  ---------
      Total                                                       $5,621.7   $5,551.7
                                                                  =========  =========


               LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt                            $   11.2   $   37.1
  Notes payable                                                      748.6      772.4
  Accounts payable                                                   251.3      286.2
  Other current liabilities                                          551.6      486.3
                                                                  ---------  ---------
    Total Current Liabilities                                      1,562.7    1,582.0

Long-Term Debt                                                     1,725.5    1,794.8

Deferred Income Taxes                                                326.7      309.3

Other Liabilities                                                    541.4      533.6

Redeemable Preferred Stock                                               -      256.1

Unearned ESOP Compensation                                               -      (13.2)

Shareholders Equity
  Preferred stock                                                        -          -
  Common stock                                                        32.9       32.6
  Capital in excess of par value                                     163.9      127.7
  Retained earnings                                                1,680.1    2,067.0
  Common stock in treasury, at cost                                      -     (766.3)
  Unearned portion of restricted stock                                (3.9)      (4.2)
  Value of common stock held in Grantor Trust                       (194.5)    (191.5)
    Cumulative translation adjustment                                (77.8)     (87.3)
    Net unrealized holding loss on available-for-sale securities    (135.3)     (88.9)
                                                                  ---------  ---------
  Accumulated other comprehensive income                            (213.1)    (176.2)
                                                                  ---------  ---------
    Total Shareholders Equity                                      1,465.4    1,089.1

                                                                  ---------  ---------
      Total                                                       $5,621.7   $5,551.7
                                                                  =========  =========

                See Accompanying Notes to Condensed Financial Statements.


                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             (CONDENSED AND UNAUDITED)
                               (DOLLARS IN MILLIONS)


                                                        QUARTER ENDED DECEMBER 31,
                                                        --------------------------


                                                                   1998      1997
                                                                 -------  --------
Cash Flow from Operations
  Net earnings                                                   $176.8   $ 860.5
  Unrealized gain on SAILS debt                                   (70.2)        -
  Gain on sale of discontinued operations                             -    (705.1)
  Net earnings from discontinued operations                           -     (15.7)
  Non-cash items included in income                                92.4      62.7
  Changes in assets and liabilities used in operations            (58.7)    (58.8)
  Other, net                                                      (31.5)    (10.9)
                                                                 -------  --------
    Cash flow from continuing operations                          108.8     132.7
    Cash flow from discontinued operations                            -      11.2
                                                                 -------  --------
      Net cash flow from operations                               108.8     143.9
                                                                 -------  --------

Cash Flow from Investing Activities
  Acquisition of business                                             -    (182.5)
  Property additions, net                                         (32.5)    (55.0)
  Other, net                                                       (3.3)     (8.2)
                                                                 -------  --------
    Cash used by investing activities - continuing operations     (35.8)   (245.7)
    Cash used by investing activities - discontinued operations       -     (85.9)
                                                                 -------  --------
      Net cash used by investing activities                       (35.8)   (331.6)
                                                                 -------  --------

Cash Flow from Financing Activities
    Net cash proceeds from (payment of) debt                      (38.9)    235.9
    Dividends paid                                                (38.5)    (40.9)
    Other, net                                                    (16.4)     (2.9)
                                                                 -------  --------
      Net cash provided (used) by financing activities            (93.8)    192.1
                                                                 -------  --------

Effect of Exchange Rate Changes on Cash                             1.0       0.2
                                                                 -------  --------

Net Increase (Decrease) in Cash and Cash Equivalents              (19.8)      4.6

Cash and Cash Equivalents, Beginning of Period                     89.8     109.1
                                                                 -------  --------
Cash and Cash Equivalents, End of Period                         $ 70.0   $ 113.7
                                                                 =======  ========

             See Accompanying Notes to Condensed Financial Statements.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

Note 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles
for  complete  financial  statements.    In  the  opinion  of  management,  all
adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Ralston Purina Company (the Company) Annual Report to Shareholders for the year ended September 30, 1998.

Note 2 - During the quarter ended December 31, 1998, the Company recorded an after-tax, unrealized gain of $44.9, or $0.15 and $0.14 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a pre-tax basis, this gain was $70.2. The unrealized gain of $70.2 represents the difference between the debt's value at issuance, or $480, and the current cash settlement value of the debt based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $26.43750 per share at December 31, 1998.

At maturity on August 1, 2000, the SAILS are mandatorily exchangeable into a number of shares of IBC common stock owned by the Company, or cash, at the Company's option. The number of shares or the amount of cash will be based on the average market price of IBC stock on the 20 trading days prior to maturity (the IBC Maturity Price). If the IBC Maturity Price is greater than or equal to $37.7819 per share, the SAILS will be exchangeable at maturity into 12.70 million shares of IBC stock. If the IBC Maturity Price is $30.96875 per share or less, the SAILS will be exchangeable into 15.50 million shares of IBC stock. If the IBC Maturity Price is between $30.96875 and $37.7819 per share, the SAILS will be exchangeable into a number of shares of IBC stock between 15.50 million and 12.70 million, respectively, based on an exchange ratio.

For accounting purposes, terms of the SAILS require them to be marked to the cash value of the underlying IBC common shares into which they may be exchanged. Accordingly, a market value adjustment is required for the SAILS debt when the IBC stock price is outside the range of $30.96875 and $37.7819 per share. If the IBC stock price is greater than $37.7819 per share, the Company records an unrealized loss on the SAILS debt, and if the IBC stock price is less than $30.96875 per share, the Company records an unrealized gain.

The Company's investment in IBC is included in Investments and Other Assets and is accounted for using the equity method of accounting, which results in a carrying value different from the current market value of the investment.

Note 3 - At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into Ralston Purina Company common stock (RAL Stock), in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 Treasury shares and 2,209,192 authorized but previously unissued shares of RAL Stock.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

Note 4 - During the current quarter, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has restated its balance sheet at September 30, 1998 to reflect "Accumulated Other Comprehensive Income," in accordance with this statement.

The components of total comprehensive income for the quarters ended December 31, 1998 and 1997 are as follows:


                                                Quarter Ended December 31,
                                                --------------------------
                                                          1998     1997
                                                        -------  -------
Net Earnings                                            $176.8   $860.5
  Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustments               9.5    (12.7)
    Unrealized losses on available-for-sale securities   (46.4)   (30.6)
                                                        -------  -------
Total Other Comprehensive Income                         (36.9)   (43.3)
                                                        -------  -------
              Total Comprehensive Income                $139.9   $817.2
                                                        =======  =======

Note 5 - On December 3, 1997, the Company completed the sale of the Soy Protein Products business to E.I. du Pont de Nemours and Company (DuPont) for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at the date of purchase) and the assumption of certain liabilities. During the quarter ended December 31, 1997, the Company recorded a pre-tax gain on the sale of the Soy Protein Products business of $1.1 billion and an after-tax gain of $705.1, or $2.30 and $2.14 per basic and diluted share, respectively.

Note 6 - Discontinued operations consist of the Company's Soy Protein Products business through the sale date (see Note 5) and the Agricultural Products business, which was spun off on April 1, 1998.

Note 7 - Other (income)/expense, net, for the three months ended December 31, 1998 and 1997, consists of the following:



                                             December 31,
                                            1998      1997
                                           -------  ------
        Net translation and exchange loss  $  1.5   $ 3.8
        Dividends on DuPont common stock     (7.9)      -
        Other investment income              (1.9)   (1.2)
        Return on other investments          (3.1)   (2.9)
        Miscellaneous (income)/expense        0.4     0.1
                                           -------  ------
                                           $(11.0)  $(0.2)
                                           =======  ======

Note 8 - In December 1997, the Company acquired Edward Baker Petfoods, a United Kingdom manufacturer of extruded complete pet foods and a supplier of branded and private label products to the European market, for $182.5.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

Note 9 - In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This statement requires that certain internal and external costs associated with the purchase and/or development of internal use software be capitalized rather than expensed. The Company implemented this statement in the second quarter of fiscal year 1998. Accordingly, the Company has restated first quarter results for the prior fiscal year to reflect this change in accounting.

Note 10 - The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 1998 and 1997.



                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                             Quarter Ended December 31,
                                             --------------------------
                                                     1998     1997
                                                   -------  -------
Numerator:
   Earnings from continuing operations             $176.8   $139.7
   Preferred stock dividends                         (2.6)    (3.1)
                                                   -------  -------
   Numerator for basic earnings per share -
        Earnings from continuing operations
          available to common shareholders         $174.2   $136.6

   Effect of dilutive securities:
        ESOP stock                                    2.5      2.8
                                                   -------  -------
   Numerator for diluted earnings per share -
        Earnings from continuing operations
          available to common shareholders         $176.7   $139.4
                                                   -------  -------
        Net earnings from discontinued operations  $    -   $ 15.7
                                                   -------  -------
        Gain on sale of discontinued operations    $    -   $705.1
                                                   -------  -------

Denominator:
   Denominator for basic earnings per share -
          weighted average shares *                 299.1    307.2

   Effect of dilutive securities:
          ESOP stock                                 16.2     18.5
          Stock options                               4.1      3.9
          Deferred Compensation                         -        -
                                                   -------  -------
   Dilutive potential common shares                  20.3     22.4

   Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions            319.4    329.6
                                                   =======  =======

Basic earnings per share:
   Earnings from continuing operations             $ 0.58   $ 0.44
   Net earnings from discontinued operations            -     0.05
   Gain on sale of discontinued operations              -     2.30
                                                   -------  -------
   Net earnings                                    $ 0.58   $ 2.79
                                                   =======  =======

Diluted earnings per share:
   Earnings from continuing operations             $ 0.55   $ 0.42
   Net earnings from discontinued operations            -     0.05
   Gain on sale of discontinued operations              -     2.14
                                                   -------  -------
   Net earnings                                    $ 0.55   $ 2.61
                                                   =======  =======

*  Weighted average shares used for the computation of basic earnings per share
excludes  13,559,000    and    12,963,000  shares  of  common  stock held by the
Company's  Grantor  Trust  at  December  31,  1998  and  1997,  respectively.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

Note 11 - On December 31, 1998, after the conversion of the outstanding shares of Redeemable Preferred Stock into Ralston Purina Company common stock (see Note
3), there were 314,954,000 shares of common stock outstanding, exclusive of 13,559,000 Grantor Trust shares. At September 30, 1998, there were 298,958,000 shares of common stock outstanding, exclusive of 13,875,000 shares held in treasury and 13,470,000 Grantor Trust shares.

Note  12  -  Investments  and  Other  Assets  consist  of  the  following:



                                     Dec. 31,  Sept. 30,
                                         1998      1998
                                     --------  --------
Goodwill                             $  538.2  $  545.9
Other intangible assets                 228.8     231.2
Investments in affiliated companies     331.8     319.3
Available-for-sale securities         1,210.8   1,281.2
Deferred charges and other assets       558.7     530.6
                                     --------  --------
                                     $2,868.3  $2,908.2
                                     ========  ========

Note 13 - Available-for-sale securities at September 30 and December 31, 1998 consist primarily of shares of DuPont common stock obtained in connection with the sale of the Company's Soy Protein Products business (see Note 5). Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding gain/(loss), tax benefit, and net unrealized holding gain/(loss) for these securities as of September 30 and December 31, 1998. The changes in net unrealized holding gain/(loss), net of tax, for the quarters ended December 31, 1998 and 1997 are included as a component of Other Comprehensive Income as shown in Note 4, above.


                                Gross Unrealized             Net Unrealized
                     Aggregate     Holding                       Holding
                    Fair Value   Gain/(Loss)    Tax Benefit    Gain/(Loss)
                    -----------  -----------    ------------   -----------
December 31, 1998   $   1,210.8     ($211.4)     $    76.1        ($135.3)
September 30, 1998  $   1,281.2     ($138.9)     $    50.0         ($88.9)


PART  II  -  OTHER  INFORMATION
             ------------------

There is no information required to be reported under any items except those indicated below.

Item  4.   Submission  of  Matter  to  a  Vote  of  Security  Holders
           ----------------------------------------------------------

The Company held its Annual Meeting of Shareholders on February 3, 1999, for the purpose of electing four directors to serve three-year terms ending in January 2002, to ratify the Board of Directors' appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending September 30, 1999, to approve the adoption of the Ralston Purina Company 1999 Incentive Stock Plan, and to approve an amendment to the Company's Articles of Incorporation to delete a reference to the Company's Series A ESOP Convertible Preferred Stock.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:


                                           VOTES            VOTES
                                            FOR           WITHHELD

              Donald Danforth, Jr.      253,068,769       2,200,976
                                        -----------      ----------

              William H. Danforth       253,161,266       2,108,479
                                        -----------      ----------

              Richard A. Liddy          252,572,586       2,697,159
                                        -----------      ----------

              Katherine D. Ortega       252,638,540       2,631,205
                                        -----------      ----------





                                  VOTES         VOTES       VOTES     BROKER
                                   FOR          AGAINST   ABSTAINED  NON-VOTES
Ratification of
PricewaterhouseCoopers LLP      253,119,071   1,189,476    961,198       --

Adoption of the Ralston Purina
Company 1999 Incentive Stock
Plan                            158,973,443  73,587,901  3,029,490  19,678,911

Approval of Amendment to the
Company's Articles of
Incorporation                   227,358,362   5,507,911  2,724,562  19,678,910

Item  6.   Exhibits  and  Reports  on  Form  8-K
           -------------------------------------

     (a)   Exhibits  filed  with  this  Report:

     (27)  Financial  Data  Schedule

     (b)   Reports  on  Form  8-K

A Current Report on Form 8-K dated January 26, 1999, was filed to set forth a cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, with respect to forward-looking statements  which  may  be  made  by  the  Company.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



RALSTON  PURINA  COMPANY
------------------------------------------
Registrant


By:   /s/ James R. Elsesser
James  R.  Elsesser
Vice  President  and  Chief  Financial  Officer


Date:  February 12,  1999

EXHIBIT  INDEX
---------------------


Exhibits
----------

     EX-27          Financial  data  schedule  for  1st  Quarter  1999
                    (provided  electronically)

Exhibit  27
(Document  prepared  on  Edgar)