Form 10-Q
period 1999-03-31
RALSTON PURINA CO
filed 1999-05-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1999

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

                         YES:      X          NO:    _____
                               -----

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on May 7, 1999.

                                     325,710,069
                                   ----------------

PART  I  -          FINANCIAL  INFORMATION



                             RALSTON PURINA COMPANY

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                            OF FINANCIAL INFORMATION

                  (Dollars in millions except per share data)
      ----------------------------------------------------------------



OPERATING  RESULTS

Net earnings for the six months ended March 31, 1999 were $284.0, or $.92 and $.89 per share on a basic and diluted basis, respectively. Included in net earnings for the current six months is an after-tax charge of $35.0, or $.11 per basic and diluted share, associated with the write-down of fixed assets of the Original Equipment Manufacturers' (OEM) rechargeable battery business. Also included in the current six month net earnings is an unrealized after-tax gain of $93.3, or $.30 and $.29 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt.

The fiscal 1998 six-month net earnings of $940.4, or $3.04 and $2.85 per basic and diluted share, respectively, included several unusual items which increased net earnings by $7.3, an after-tax gain on the sale of Soy Protein Products of $705.1 (pre-tax gain of $1.1 billion) and income from discontinued operations of $9.1. The Soy Protein Products business was sold to E.I. du Pont de Nemours and Company (DuPont) on December 3, 1997. Discontinued operations consist of Soy
Protein Products through the sale date, Agricultural Products, which was spun off on April 1, 1998, and transaction costs associated with the spin-off.

The following unusual items included in the prior year six-month results were recorded in the prior year second quarter. First, the Company recorded an after-tax gain of $9.5, or $.03 per basic and diluted share, on the sale of shares of Interstate Bakeries Corporation (IBC) stock. Second, the Company recorded a capital loss tax benefit of $41.5, or $.13 and $.12 per basic and diluted share, respectively, associated with past restructuring actions. The third unusual item is an after-tax restructuring charge of $43.7, or $.14 and $.13 per share on a basic and diluted basis, respectively, which was primarily related to the Company's rechargeable business but which also included charges for a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements, reduced by the reversal of prior period restructuring charges.

Earnings from continuing operations before the unusual items described above increased $6.8 in the current six months, or 3.1%, to $225.7 compared to $218.9 for the same period in the prior year. The increase in earnings is attributable to higher Pet Products' operating earnings and an additional quarter's dividend income from the Company's investment in DuPont common stock, partially offset by lower Battery Products' operating earnings. Earnings also benefited from second quarter mark-to-market adjustments on liabilities denominated in share equivalents. Earnings per share from continuing operations, before unusual items, for the six months ended March 31, 1999 were $.73 and $.71 on a basic and diluted basis, respectively, compared to $.69 and $.66 in the prior year.

For the quarter ended March 31, 1999, net earnings were $107.2, or $.34 per basic and diluted share, compared to $79.9, or $.25 and $.24 per basic and diluted share, respectively, for the same quarter in 1998. Net earnings for the current quarter include the aforementioned $35.0 after-tax fixed asset write-down and an unrealized after-tax gain of $48.4 representing a market value adjustment of the Company's SAILS debt. Net earnings for the prior year second quarter include a loss from discontinued operations of $6.6 and the unusual items recorded in the second quarter of 1998 as described above. Earnings from continuing operations, before unusual items, increased $14.6, or 18.4%, for the quarter to $93.8, compared to $79.2 in the prior year second quarter. Basic and diluted earnings per share, before unusual items, were $.30 in the current quarter compared to basic and diluted earnings per share from continuing operations, before unusual items, of $.25 and $.24 a year ago.

The earnings increase in the quarter resulted primarily from higher Pet Products' operating earnings, partially offset by lower Battery Products'
operating earnings, largely due to continued declines in the OEM rechargeable battery business. Earnings also benefited from the mark-to-mark adjustments recorded in the quarter.

RESULTS  OF  CONTINUING  OPERATIONS

Net sales were flat in the six months ended March 31, 1999 and increased 1.8% in the quarter on increased Pet Product sales, offset and partially offset, respectively, by decreases in Battery Product sales. See the following section for comments on sales changes by Business Segment.

Gross profit as a percentage of sales was 51.2% in the current year six months compared to 50.7% a year ago. In the current quarter, the gross profit percentage was also 51.2%, compared to 50.6% in the prior year second quarter. The increased percentage in both current year periods reflects margin improvements in Pet Products and increased sales in the higher margin Pet Products segment, partially offset by decreased margins in Battery Products.

Selling, general and administrative expenses decreased 1.6% in the current six months and 6.5% in the quarter due primarily to favorable mark-to-market adjustments in the quarter on liabilities denominated in share equivalents. Selling, general and administrative expenses decreased to 19.1% and 19.9% of sales in the current six-month period and current quarter, respectively, from 19.3% and 21.6% in the same periods a year ago.

Advertising and promotion expense increased 2.4% in the current six months and 3.0% in the current quarter due to increased spending in Pet Products, partially offset by lower spending in Battery Products. As a percentage of sales, advertising and promotion expense was 15.3% and 15.7% in the current six months and second quarter, respectively, compared to 14.9% and 15.5% in the same periods a year ago.

Other income/expense, net, was $6.7 favorable for the six months. The favorable variance for the six months was primarily due to an additional quarter's dividend income from the Company's investment in DuPont common stock in the current year.

Income taxes, which include federal, state and foreign taxes, were 35.7% and 35.2% of pre-tax earnings before equity earnings for the current six-month period and current quarter, respectively. Income taxes for the prior year periods include the recognition of a capital loss tax benefit of $41.5 related to past restructuring actions. In addition, the income tax percentage was favorably impacted in the prior year by the reversal of prior period restructuring charges for which no tax benefit had been recorded. Excluding these items, income taxes were 35.5% and 34.2% of pre-tax earnings before equity earnings for the prior year six months and second quarter, respectively.

BUSINESS  SEGMENTS

Sales for the Pet Products segment increased 5.9% in the six months and 4.0% in the quarter primarily on higher volumes, and also on the inclusion of sales from the Company's December 1997 acquisition of Edward Baker Petfoods, based in the United Kingdom, in the six months. Operating profit increased significantly in both periods due to the sales increase coupled with lower ingredient costs, partially offset in the six months by an unfavorable package size mix.

Sales for the Battery Products segment decreased 7.2% in the six months and 1.6% in the quarter over the same periods in the prior year. In the six months, a strong second quarter volume increase in North America was offset by North American volume declines in the first quarter, decreased international volumes, particularly in the emerging markets of Asia and South America, and decreased rechargeable battery sales, particularly to the OEM market. In the quarter, significant volume increases and favorable product mix in alkaline and carbon zinc batteries in North America were offset by volume declines in international markets and decreased OEM rechargeable sales. Excluding sales of the OEM rechargeable battery business and the unfavorable impact of foreign exchange rates, sales declined 3.6% in the six months and were flat in the quarter.

Operating profit before unusual items for Battery Products decreased substantially in the six months on declines in the OEM rechargeable battery business, impacts of foreign exchange, primarily in the first quarter, and the volume decline in the international markets. Operating profit decreased significantly in the quarter, primarily attributable to the OEM rechargeable business and the international sales decline. These declines were partially offset by significant operating profit improvements in North America, reflecting volume increases and product mix improvements.

Due  to  the  continued  decline  in  sales and earnings of the OEM rechargeable battery business, the Company announced that it will exit this business by fiscal year end. This exit will allow the Company to focus on its primary battery business and the competitive challenges facing that business. The
Company has commenced an auction process for the business and has taken an after-tax charge of $35.0 representing an impairment loss on the fixed assets of this business. The Company expects to take additional after-tax charges related to this exit in the range of $25 to $45 in the second half of this fiscal year.

The OEM rechargeable business contributed sales of $64.2 and $33.8 in the current six months and quarter, respectively, compared to sales of $85.0 and $36.0 in the comparable periods of last year. Pre-tax operating losses for this business were $9.1 and $4.7 in the current quarter and six months, respectively, compared to pre-tax operating earnings of $5.7 and $2.1 for the same periods last year.

The Company expects to receive net after-tax cash proceeds of at least $65 from the exit of this business.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in DuPont and IBC provide additional sources of liquidity. For the six months ended March 31, 1999, cash flow from operations was $345.1 compared to cash flow from continuing operations of $245.4 in the six months ended March 31, 1998. The increase in cash flow in the current six months results from higher cash earnings and changes in working capital items, primarily decreased accounts receivable and inventories.

Current liabilities exceeded current assets by $24.6 at March 31, 1999 and by $54.5 at September 30, 1998. The slightly improved working capital position at March 31, 1999 results from a decrease in notes payable, largely offset by decreases in accounts receivable and inventories.

During the prior year six months, the Company used the proceeds from the issuance of short-term debt primarily for the acquisition of Edward Baker Petfoods for $182.5.

In December 1997, the Company sold its Soy Protein Products operations to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at purchase date) and the assumption of certain liabilities. This non-cash transaction resulted in an after-tax gain of $705.1.

On February 3, 1999, the Company's Board of Directors authorized the purchase of up to eight million shares of Ralston Purina Company common stock (RAL stock).
As of May 7, 1999, approximately 6,014,000 shares remained under this authorization for the purchase of RAL stock. This authorization is in addition to a continuing authorization permitting the Company to acquire from time to time, at prevailing market prices, shares of RAL stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

RESTRUCTURING  ACTIVITIES

During the current quarter, the Company recorded an after-tax impairment write-down of $35.0 related to the fixed assets of the OEM rechargeable battery business. On a pre-tax basis, this charge was $56.7. In 1998 the Company recorded an after-tax impairment write-down totaling $66.4, primarily related to the Company's investment in lithium ion rechargeable battery manufacturing assets. These assets of the rechargeable business, which are currently held for sale, have a carrying value of $16.5 at March 31, 1999.

During the six months ended March 31, 1998, the Company recorded provisions for restructuring totaling $43.7, after tax. On a pre-tax basis, charges for restructuring were $74.8 and consisted of cash costs of $13.2 and non-cash charges of $61.6. Included in the total pre-tax charge of $74.8 are impairment write-downs totaling $66.4, as discussed above. This provision also included charges of $9.9, pre-tax, for a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements. The total charge and the non-cash component are net of an $8.0 reversal of prior period restructuring charges.

During the current six months, approximately 200 employees were terminated in connection with restructuring accruals established in prior years. These provisions were primarily related to the voluntary early retirement option, the continued rationalization of Battery Products' production capacity and business structure and restructuring of the Company's international pet food operations. Activities impacting the restructuring reserve during the six months ended March 31, 1999 were as follows:

Reserve  balance  at  September  30,  1998                                $57.3
Provision  recorded                                                        56.7
Portion of current period provision classified
    as property write-downs                                               (56.7)
Termination  benefits  paid                                               (24.1)
Other  cash exit costs incurred                                            (3.5)
Decrease  due  to  translation                                             (0.1)
                                                                       ---------
Reserve  balance  at  March  31,  1999                                  $  29.6
                                                                         =======

SAILS  MARK-TO-MARKET  ADJUSTMENT

Results for the current six months include an unrealized after-tax gain of $93.3, or $.30 and $.29 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a pre-tax basis, this gain was $145.8. This unrealized gain represents the difference between the debt's value at issuance, or $480, and the current cash settlement value of the debt based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $21.5625 at March 31, 1999. For the current quarter, the unrealized gain was $48.4, after-tax, or $.15 per basic and diluted share. On a pre-tax basis, the current quarter gain was $75.6.

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

ESOP  CONVERSION

At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into RAL stock in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 shares held in Treasury and 2,209,192 authorized but previously unissued shares of RAL stock.

YEAR  2000  UPDATE

The Company is progressing with its plans and active projects to achieve 100% Year 2000 readiness in its key application systems software, computer hardware and operating systems software, and various other systems containing embedded chip technology before the turn of the millennium.

The Company estimates that more than 90% of its application systems software has been modified or replaced, which includes a higher level of remediation in the United States than in other world areas. Testing has been completed on approximately 80% of the Company's modified or replaced application systems software. The remaining application systems software is in the process of being modified or replaced and tested, with completion, in all but a few cases, targeted for June 1999.

Approximately 93% of the Company's computer hardware and operating systems software have been modified or replaced, of which 95% have been tested for Year 2000 readiness. Upgrade/replacement and Year 2000 readiness testing of all computer hardware and operating systems software is targeted for June 1999.

The inventory of systems that contain embedded chip technology is progressing as planned, and these systems are in the process of being verified for Year 2000 readiness. Testing and upgrade/replacement of all impacted systems containing embedded chip technology is targeted for completion in July 1999.

The estimated total cost for the Company to achieve Year 2000 readiness is approximately $36, of which $29 has been expended through March 31, 1999.

The Company's Year 2000 contingency planning efforts are ongoing and will continue to evolve as new information becomes available; however, a base plan is targeted for completion in June 1999. Contingency plans to address specifically identified Year 2000 risks may include increasing raw material, packaging material and inventory levels in key manufacturing locations, securing alternate sources of supply, distribution and warehousing, developing manual workarounds and other appropriate measures. The Company's critical suppliers and major customers have been contacted regarding Year 2000 issues. Because of the uncertainties associated with assessing the ability of major suppliers and customers to complete the remediation of their systems in time to prevent operational difficulties, the Company will continue to contact and/or visit these business partners to gain assurances that no significant adverse consequences will result due to failure to complete remediation of their systems.

FORWARD-LOOKING  STATEMENTS

Statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to: the effect of general economic conditions; fluctuations in supply and demand for the Company's products; competition and competitive pricing pressures in the battery products and pet products industries, both domestically and internationally; significant increases in operating expenses, including the cost of raw materials; cash proceeds realized upon the exit of the OEM rechargeable business could be less than anticipated, and charges related to the exit could be greater; fluctuations in the value of the Company's investments in DuPont and IBC common stock; the Year 2000 readiness of critical suppliers, customers and governmental agencies, as well as the difficulty of evaluating and remediating certain systems and technologies utilized in the operation of the Company's businesses, and incremental costs associated with evaluation and remediation; and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended September 30, 1998, and its current report on Form 8-K dated January 26, 1999.



                               RALSTON PURINA COMPANY AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF EARNINGS
                                             (UNAUDITED)
                             (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                              QUARTER ENDED        SIX MONTHS ENDED
                                                                 MARCH 31,             MARCH 31,
                                                              --------------       -----------------
                                                             1999        1998      1999       1998
                                                             ----        ----      ----       ----

Net Sales                                                  $1,130.2   $1,110.8   $2,422.0   $2,427.9
                                                           ---------  ---------  ---------  ---------

Costs and Expenses
  Cost of products sold                                       551.6      548.9    1,181.3    1,197.1
  Selling, general and administrative                         224.7      240.3      462.1      469.4
  Advertising and promotion                                   177.0      171.9      371.1      362.3
  Interest expense                                             45.2       49.3       94.9       95.6
  Provisions for restructuring                                 56.7       74.8       56.7       74.8
  Gain on sale of IBC stock                                       -      (14.7)         -      (14.7)
  Unrealized gain on SAILS debt                               (75.6)         -     (145.8)         -
  Other (income)/expense, net                                  (2.1)      (6.2)     (13.1)      (6.4)
                                                           ---------  ---------  ---------  ---------
                                                              977.5    1,064.3    2,007.2    2,178.1
                                                           ---------  ---------  ---------  ---------

Earnings from Continuing Operations before
  Income Taxes and Equity Earnings                            152.7       46.5      414.8      249.8

Income Tax (Provision)/Benefit                                (53.7)      31.6     (148.0)     (42.0)

Equity Earnings, Net of Taxes                                   8.2        8.4       17.2       18.4
                                                           ---------  ---------  ---------  ---------

Earnings from Continuing Operations                           107.2       86.5      284.0      226.2

Net Earnings/(Loss) from Discontinued Operations                  -       (6.6)         -        9.1

Gain on Sale of Discontinued Operations                           -          -          -      705.1
                                                           ---------  ---------  ---------  ---------

Net Earnings                                                  107.2       79.9      284.0      940.4

Preferred Stock Dividend, Net of Taxes                            -       (2.9)      (2.6)      (6.0)
                                                           ---------  ---------  ---------  ---------

Earnings Available to Common Shareholders                  $  107.2   $   77.0   $  281.4   $  934.4
                                                           =========  =========  =========  =========

Cash Dividends Declared per Common Share                   $   0.20   $   0.20   $   0.20   $   0.20
                                                           =========  =========  =========  =========

Earnings Per Share
    Basic
      Earnings from continuing operations                  $   0.34   $   0.27   $   0.92   $   0.71
      Net earnings/(loss) from discontinued operations            -      (0.02)         -       0.03
      Gain on sale of discontinued operations                     -          -          -       2.30
                                                           ---------  ---------  ---------  ---------
      Net Earnings                                         $   0.34   $   0.25   $   0.92   $   3.04
                                                           =========  =========  =========  =========

    Diluted
      Earnings from continuing operations                  $   0.34   $   0.26   $   0.89   $   0.68
      Net earnings/(loss) from discontinued operations            -      (0.02)         -       0.03
      Gain on sale of discontinued operations                     -          -          -       2.14
                                                           ---------  ---------  ---------  ---------
      Net Earnings                                         $   0.34   $   0.24   $   0.89   $   2.85
                                                           =========  =========  =========  =========


                            See Accompanying Notes to Condensed Financial Statements.



                        RALSTON PURINA COMPANY AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEET
                               (CONDENSED AND UNAUDITED)
                                 (DOLLARS IN MILLIONS)

                                                               MARCH 31,      SEPTEMBER 30,
                                                              ---------       -------------
                                                                 1999             1998
                                                                 ----             ----
                       ASSETS

Current Assets
  Cash and cash equivalents                                       $   75.6   $   89.8
  Receivables, less allowance for doubtful accounts
    of $24.4 and $24.5, respectively                                 675.7      717.2
  Inventories
    Raw materials and supplies                                       122.5      134.7
    Work in process                                                  120.4      124.1
    Finished products                                                317.3      341.6
  Other current assets                                               112.8      120.1
                                                                  ---------  ---------
    Total Current Assets                                           1,424.3    1,527.5

Investments and Other Assets                                       2,973.9    2,908.2

Property at Cost                                                   2,195.9    2,212.9
  Accumulated depreciation                                         1,136.7    1,096.9
                                                                  ---------  ---------
                                                                   1,059.2    1,116.0
                                                                  ---------  ---------
      Total                                                       $5,457.4   $5,551.7
                                                                  =========  =========


          LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt                            $   64.9   $   37.1
  Notes payable                                                      654.6      772.4
  Accounts payable                                                   253.7      286.2
  Other current liabilities                                          475.7      486.3
                                                                  ---------  ---------
    Total Current Liabilities                                      1,448.9    1,582.0

Long-Term Debt                                                     1,595.8    1,794.8

Deferred Income Taxes                                                372.0      309.3

Other Liabilities                                                    539.3      533.6

Redeemable Preferred Stock                                               -      256.1

Unearned ESOP Compensation                                               -      (13.2)

Shareholders Equity
  Preferred stock                                                        -          -
  Common stock                                                        32.9       32.6
  Capital in excess of par value                                     165.5      127.7
  Retained earnings                                                1,723.6    2,067.0
  Common stock in treasury, at cost                                  (59.3)    (766.3)
  Unearned portion of restricted stock                                (3.5)      (4.2)
  Value of common stock held in Grantor Trust                       (196.3)    (191.5)
    Cumulative translation adjustment                                (97.9)     (87.3)
    Net unrealized holding loss on available-for-sale securities     (63.6)     (88.9)
                                                                  ---------  ---------
  Accumulated other comprehensive income                            (161.5)    (176.2)
                                                                  ---------  ---------
    Total Shareholders Equity                                      1,501.4    1,089.1
                                                                  ---------  ---------
      Total                                                       $5,457.4   $5,551.7
                                                                  =========  =========

                 See Accompanying Notes to Condensed Financial Statements.


                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                             (CONDENSED AND UNAUDITED)
                               (DOLLARS IN MILLIONS)


                                                                 SIX MONTHS ENDED
                                                                     MARCH 31,
                                                                  ---------------
                                                                    1999      1998
                                                                 --------  --------
Cash Flow from Operations
  Net earnings                                                   $ 284.0   $ 940.4
  Unrealized gain on SAILS debt                                   (145.8)        -
  Gain on sale of discontinued operations                              -    (705.1)
  Net earnings from discontinued operations                            -      (9.1)
  Gain on sale of IBC stock                                            -     (14.7)
  Non-cash items included in income                                204.7     117.4
  Changes in assets and liabilities used in operations              53.5     (67.4)
  Other, net                                                       (51.3)    (16.1)
                                                                 --------  --------
    Cash flow from continuing operations                           345.1     245.4
    Cash flow from discontinued operations                             -     (18.9)
                                                                 --------  --------
      Net cash flow from operations                                345.1     226.5
                                                                 --------  --------

Cash Flow from Investing Activities
  Acquisition of business                                              -    (182.5)
  Property additions, net                                          (81.2)   (116.1)
  Proceeds from sale of IBC stock                                      -      27.1
  Other, net                                                        (5.9)     (5.1)
                                                                 --------  --------
    Cash used by investing activities - continuing operations      (87.1)   (276.6)
    Cash used by investing activities - discontinued operations        -    (107.5)
                                                                 --------  --------
      Net cash used by investing activities                        (87.1)   (384.1)
                                                                 --------  --------

Cash Flow from Financing Activities
    Net cash proceeds from (payment of) debt                      (126.4)    354.7
    Dividends paid                                                 (69.9)    (71.8)
    Treasury stock purchases                                       (46.7)    (70.0)
    Stock repurchases in connection with ESOP                      (35.6)    (16.7)
    Other, net                                                       6.5      10.0
                                                                 --------  --------
      Net cash provided (used) by financing activities            (272.1)    206.2
                                                                 --------  --------

Effect of Exchange Rate Changes on Cash                             (0.1)    (11.4)
                                                                 --------  --------

Net Increase (Decrease) in Cash and Cash Equivalents               (14.2)     37.2

Cash and Cash Equivalents, Beginning of Period                      89.8     109.1
                                                                 --------  --------
Cash and Cash Equivalents, End of Period                         $  75.6   $ 146.3
                                                                 ========  ========

              See Accompanying Notes to Condensed Financial Statements.


                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                   (Dollars in millions except per share data)


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

Note 2 - During the quarter and six-month period ended March 31, 1999, the Company recorded provisions for restructuring totaling $35.0, after tax, or $.11 per basic and diluted share. This charge represents a write-down of fixed assets  of  the  Company's  Original  Equipment  Manufacturer (OEM) rechargeable
business.    On  a  pre-tax  basis,  this  charge  was  $56.7.

During the quarter and six-month period ended March 31, 1998, the Company recorded after-tax provisions for restructuring of $43.7, or $.14 and $.13 per basic and diluted share, respectively, primarily related to a write-down of the Company's investment in lithium ion rechargeable battery manufacturing assets. The provision also included charges for a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements, reduced by the reversal of prior period restructuring charges. On a pre-tax basis, these charges were $74.8 and consisted of cash costs of $13.2 and non-cash charges of $61.6.

Note 3 - During the six months ended March 31, 1999, the Company recorded an after-tax, unrealized gain of $93.3, or $0.30 and $0.29 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a pre-tax basis, this gain was $145.8. The unrealized gain of $145.8 represents the difference between the debt's value at issuance, or $480, and the current cash settlement value of the debt based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $21.5625 per share at March 31, 1999. For the quarter ended March 31, 1999, the unrealized after-tax gain was $48.4, or $.15 per basic and diluted share. On a pre-tax basis, the gain for the quarter was $75.6.

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

Note 4 - During the quarter and six month period ended March 31, 1998, the Company recognized a capital loss tax benefit of $41.5, or $.13 and $.12 per basic and diluted share, respectively, for both the quarter and six-month periods. This tax benefit was related to past restructuring actions.

Note 5 - During the quarter and six month period ended March 31, 1998, the Company sold shares of its investment in IBC common stock for $27.1 and recognized an after-tax gain of $9.5, or $.03 per basic and diluted share, for both the quarter and six-month periods.

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

Note 7 - Discontinued operations consist of the Company's Soy Protein Products business through the sale date (see Note 6), the Agricultural Products business, which was spun off on April 1, 1998, and transaction costs associated with the spin-off.

Note 8 - In the first quarter of the current year, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has restated its balance sheet at September 30, 1998 to reflect "Accumulated Other Comprehensive Income," in accordance with this statement.

The components of total comprehensive income for the quarter and six-month periods ended March 31, 1999 and 1998 are as follows:



                                                Quarter Ended         Six Months Ended
                                                -------------         ----------------
                                             3/31/99    3/31/98    3/31/99    3/31/98
                                            ---------  ---------  ---------  ---------
Net Earnings                                $  107.2   $   79.9   $  284.0   $  940.4
Other Comprehensive Income, Net of Tax
  Foreign currency translation adjustments     (20.1)     (37.4)     (10.6)     (50.1)
  Unrealized gains on available-for-sale        71.7      116.3       25.3       85.7
           Securities                       ---------  ---------  ---------  ---------
Total Other Comprehensive Income                51.6       78.9       14.7       35.6
                                            ---------  ---------  ---------  ---------
   Total Comprehensive Income               $  158.8   $  158.8   $  298.7   $  976.0
                                            =========  =========  =========  =========

Note 9 - The following table sets forth the computation of basic and diluted earnings per share for the quarters and six-month periods ended March 31, 1999 and 1998.



                              RALSTON PURINA COMPANY AND SUBSIDIARIES
                              NOTES TO CONDENSED FINANCIAL STATEMENTS
                                         MARCH 31, 1999
                           (Dollars in millions except per share data)

                                                         Quarter  Ended   Six Months Ended
                                                            March  31,        March 31,
                                                         --------------   -----------------
                                                          1999    1998       1999   1998
                                                          ----    ----       ----   ----
Numerator:
   Earnings from continuing operations                    $107.2  $ 86.5   $284.0   $226.2
   Preferred stock dividends                                   -    (2.9)    (2.6)    (6.0)
                                                          ------  -------  -------  -------
   Numerator for basic earnings per share -
        Earnings from continuing operations
          available to common shareholders                $107.2  $ 83.6   $281.4   $220.2

   Effect of dilutive securities:
        ESOP stock                                             -     2.6      2.4      5.3
                                                          ------  -------  -------  -------
   Numerator for diluted earnings per share -
        Earnings from continuing operations
          available to common shareholders                $107.2  $ 86.2   $283.8   $225.5
                                                          ------  -------  -------  -------
        Net earnings (loss) from discontinued operations  $    -  $ (6.6)  $    -   $  9.1
                                                          ------  -------  -------  -------
        Gain on sale of discontinued operations           $    -  $    -   $    -   $705.1
                                                          ------  -------  -------  -------

Denominator:
   Denominator for basic earnings per share -
          weighted average shares *                        314.5   308.1    306.7    307.7

   Effect of dilutive securities:
          ESOP stock                                           -    17.1      8.1     17.8
          Stock options                                      3.0     4.6      3.5      4.2
                                                          ------  -------  -------  -------
   Dilutive potential common shares                          3.0    21.7     11.6     22.0

   Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions                   317.5   329.8    318.3    329.7
                                                          ======  =======  =======  =======

Basic earnings per share:
   Earnings from continuing operations                    $ 0.34  $ 0.27   $ 0.92   $ 0.71
   Net earnings (loss) from discontinued operations            -   (0.02)       -     0.03
   Gain on sale of discontinued operations                     -       -        -     2.30
                                                          ------  -------  -------  -------
   Net earnings                                           $ 0.34  $ 0.25   $ 0.92   $ 3.04
                                                          ======  =======  =======  =======

Diluted earnings per share:
   Earnings from continuing operations                    $ 0.34  $ 0.26   $ 0.89   $ 0.68
   Net earnings (loss) from discontinued operations            -   (0.02)       -     0.03
   Gain on sale of discontinued operations                     -       -        -     2.14
                                                          ------  -------  -------  -------
   Net earnings                                           $ 0.34  $ 0.24   $ 0.89   $ 2.85
                                                          ======  =======  =======  =======

* Weighted average shares used for the computation of basic earnings per share excludes 13,621,000 and 13,002,000 shares of common stock held by the Company's Grantor Trust at March 31, 1999 and 1998, respectively.


Note 10 - Other (income)/expense, net, for the six months ended March 31, 1999 and 1998, consists of the following:



                                                  March  31,
                                              1999          1998
                                              ----          ----
Net translation and exchange loss            $  7.9       $ 8.8
Dividends on DuPont common stock              (15.8)       (7.1)
Other investment income                        (5.9)       (8.3)
Miscellaneous (income)/expense                  0.7         0.2
                                             -------      ------
                                             $(13.1)      $(6.4)
                                             =======      ======


Note 11 - At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into Ralston Purina Company common stock (RAL Stock), in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 Treasury shares and 2,209,192 authorized but previously unissued shares of RAL Stock.

Note 12 - In December 1997, the Company acquired Edward Baker Petfoods, a United Kingdom manufacturer of extruded complete pet foods and a supplier of branded and private label products to the European market, for $182.5.

Note 13 - On March 31, 1999, there were 312,758,000 shares of common stock outstanding, exclusive of 2,174,000 shares held in treasury and 13,621,000 Grantor Trust shares. At September 30, 1998, there were 298,958,000 shares of common stock outstanding, exclusive of 13,875,000 shares held in treasury and 13,470,000 Grantor Trust shares.

Note  14  -  Investments  and  Other  Assets  consist  of  the  following:


                                    Mar. 31,   Sept. 30,
                                      1999       1998
                                      ----       ----
Goodwill                             $  522.4  $  545.9
Other intangible assets                 224.5     231.2
Investments in affiliated companies     339.2     319.3
Available-for-sale securities         1,322.7   1,281.2
Deferred charges and other assets       565.1     530.6
                                     --------  --------
                                     $2,973.9  $2,908.2
                                     ========  ========

Note 15 - Available-for-sale securities at March 31, 1999 and September 30, 1998 consist primarily of shares of DuPont common stock obtained in connection with the sale of the Company's Soy Protein Products business (see Note 6). Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for these securities as of September 30, 1998 and March 31, 1999. The changes in net unrealized holding loss, net of tax, for the quarters and six-month periods ended March 31, 1999 and 1998 are included as a component of Other Comprehensive Income as shown in Note 8, above.




                                    Gross                          Net
                    Aggregate     Unrealized                   Unrealized
                    Fair Value   Holding Loss   Tax Benefit   Holding Loss
                    -----------  ------------   -----------   ------------
March 31, 1999       $1,322.7      ($99.4)       $35.8          ($63.6)
September 30, 1998   $1,281.2      ($138.9)      $50.0          ($88.9)



PART  II  -          OTHER  INFORMATION
                      ------------------

There is no information required to be reported under any items except those indicated below.

Item  6.          Exhibits  and  Reports  on  Form  8-K
                  -------------------------------------

     (a)          Exhibits  filed  with  this  Report:

     (27)          Financial  Data  Schedule

     (b)          Reports  on  Form  8-K

          The Current Report on Form 8-K which was filed on January 26, 1999, was reported in the Company's Form 10Q for the period ending December 31, 1998.

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



                                  RALSTON  PURINA  COMPANY
                                  -----------------------------------------
                                  Registrant


                                  By:    /s/ James R. Elsesser
                                     James R. Elsesser
                                     Vice President and Chief Financial Officer



Date:    May  14,  1999

EXHIBIT  INDEX
----------------------


     EX-27 Financial Data Schedule for Second Quarter 1999 (provided electronically)


Exhibit  27
(Document  prepared  on  Edgar)