Form 10-Q
period 1999-06-30
RALSTON PURINA CO
filed 1999-08-10
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1999

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

                         YES:      X          NO:    _____
                               --------

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on August 9, 1999:

                                     323,420,569
                             ----------------------------

PART  I  -          FINANCIAL  INFORMATION

                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
        ----------------------------------------------------------------

OPERATING  RESULTS
Net earnings for the nine months ended June 30, 1999 were $341.2, or $1.10 and $1.08 per share on a basic and diluted basis, respectively. Included in net earnings for the current nine months are several unusual items which, in total, increased net earnings by $31.2, or $.10 per basic and diluted share. The first unusual item is an after-tax unrealized gain of $84.6, or $.27 per basic and diluted share, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. Net earnings also include an after-tax gain of $8.4, or $.03 per basic and diluted share, on the sale of shares of the Company's investment in E.I. du Pont de Nemours and Company (DuPont) common stock. These increases were partially offset by after-tax restructuring charges of $61.8, or $.20 per basic and diluted share, primarily representing asset impairment write-downs associated with the Company's continuing efforts to exit its Original Equipment Manufacturers' (OEM) rechargeable battery business.

The fiscal 1998 nine-month net earnings of $1,000.9, or $3.24 and $3.04 per basic and diluted share, respectively, included three unusual items which decreased net earnings by $10.3, an after-tax gain on the sale of the Soy Protein Products business of $705.1 (pre-tax gain of $1.1 billion) and net earnings from discontinued operations of $10.0. The Soy Protein Products business was sold to DuPont on December 3, 1997. Discontinued operations consist of the operating results of the Soy Protein Products business, through the sale date, and the Agricultural Products business, which was spun off on April 1, 1998. Also included in discontinued operations is a gain on the settlement of a claim related to a previously disposed business, partially offset by transaction costs associated with the spin-off.

The unusual items included in the prior year nine-month results are as follows: an after-tax gain of $9.5, or $.03 per basic and diluted share, on the sale of shares of Interstate Bakeries Corporation (IBC) common stock; a capital loss tax benefit of $41.5, or $.14 and $.13 per basic and diluted share, respectively, associated with past restructuring actions; and after-tax restructuring charges of $61.3, or $.20 and $.19 per share on a basic and diluted basis. These restructuring charges primarily related to the Company's rechargeable battery business but also included charges for a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements, reduced by the reversal of prior period restructuring charges.

Earnings before the unusual items described above were $310.0 for the current nine months compared to earnings from continuing operations before unusual items of $296.1 in the same period in the prior year, an increase of $13.9 or 4.7%. This increase is primarily attributable to higher Pet Products' operating earnings and an additional quarter's dividend income from the Company's investment in DuPont common stock, partially offset by lower Battery Products' operating earnings. Earnings per share before unusual items for the nine months ended June 30, 1999 were $1.00 and $.98 on a basic and diluted basis, respectively, compared to earnings from continuing operations before unusual items of $.94 and $.90 in the prior year.

For the quarter ended June 30, 1999, net earnings were $57.2, or $.18 per basic and diluted share, compared to $60.5, or $.19 and $.18 per basic and diluted share, respectively, for the same quarter in 1998. Net earnings for the current quarter include the aforementioned $8.4 gain on the sale of DuPont common stock; an unrealized after-tax loss of $8.7 representing a market value adjustment of the Company's SAILS debt; and after-tax restructuring charges of $26.8, primarily related to the OEM rechargeable battery business. Net earnings for the prior year third quarter include after-tax restructuring charges of $17.6 and earnings from discontinued operations of $0.9. Earnings from continuing operations before unusual items increased $7.1, or 9.2%, to $84.3 for the current quarter, compared to earnings from continuing operations before unusual items of $77.2 in the prior year third quarter. Basic and diluted earnings per share, before unusual items, were $.27 in the current quarter compared to basic and diluted earnings per share from continuing operations before unusual items of $.24 and $.23, respectively, in the prior year.

The earnings increase in the quarter resulted primarily from higher Pet Products' operating earnings, partially offset by lower Battery Products' operating earnings.

RESULTS  OF  CONTINUING  OPERATIONS
Net sales were flat in the nine months ended June 30, 1999 and increased 1.5% in the quarter on increased Pet Products' sales which were offset in the nine months, and partially offset in the quarter, by decreases in Battery Products' sales. See the following section for comments on sales changes by business segment.

Gross profit as a percentage of sales was 51.4% and 51.8% for the current year nine months and quarter, respectively, compared to 50.7% for both the prior year quarter and nine months. The increased percentage in both current year periods reflects margin improvements in Pet Products and increased sales in the higher margin Pet Products segment, partially offset by decreased margins in Battery Products.

Selling, general and administrative expenses decreased 1.6% in the current nine months and quarter. Selling, general and administrative expenses decreased to 19.8% and 21.5% of sales in the current nine-month period and quarter, respectively, from 20.2% and 22.2% in the same periods a year ago.

Advertising and promotion expense increased 3.1% in the current nine months and 4.7% in the current quarter due to increased promotional spending and advertising support in Pet Products, partially offset by lower spending in Battery Products. As a percentage of sales, advertising and promotion expense was 15.5% and 16.0% in the current nine months and quarter, respectively, compared to 15.1% and 15.5% in the same periods a year ago.

Other income/expense, net, was $3.9 favorable for the nine months. This favorable variance was due to an additional quarter's dividend income from the Company's investment in DuPont common stock and lower current year translation and exchange losses, partially offset by lower returns on other investments in the current year.

Income taxes, which include federal, state and foreign taxes, were 35.2% and 32.7% of pre-tax earnings before equity earnings for the current nine months and quarter, respectively. The income tax percentage was favorably impacted in the current quarter, and to a lesser extent in the nine months, by the state tax benefit recorded on U.S. restructuring reserves. The income tax percentage was also favorably impacted by the reversal of prior period restructuring charges for which no tax benefit had been recorded. Excluding unusual items, income taxes were 36% of pre-tax earnings before equity earnings for the current year nine months and quarter.

Income taxes for the prior year nine-month period include the recognition of a capital loss tax benefit of $41.5 and the favorable impact of the reversal of prior period restructuring charges for which no tax benefit had been recorded. In the prior year third quarter, the income tax percentage was unfavorably impacted by pre-tax restructuring charges which did not result in tax benefits due to tax loss situations or particular statutes of a country. Excluding unusual items, income taxes were 35.2% and 34.2% of pre-tax earnings before equity earnings for the prior year nine months and third quarter, respectively.


BUSINESS  SEGMENTS
Sales for the Pet Products segment increased 5.3% in the nine months and 4.0% in the quarter primarily on higher volumes, and additionally in the nine months on the inclusion of sales from the Company's December 1997 acquisition of Edward Baker Petfoods, based in the United Kingdom. Operating profit, excluding unusual items, increased 21% in the nine months and 20% in the quarter due to the sales increase coupled with lower ingredient costs, partially offset by increased promotional spending and advertising support. In the nine months, results were also impacted by an unfavorable package size mix.

Sales for the Battery Products segment decreased 5.8% in the nine months and 2.3% in the quarter from the same periods in the prior year. In the nine months, sales improved in North America due to increased volumes, partially offset by lower average selling prices. The increase in North American sales was more than offset by declines in international volumes, lower European selling prices and decreased rechargeable battery sales, particularly to the OEM market. In the quarter, sales declined in Europe and South America on lower volumes and, in Europe, on lower selling prices. Excluding sales of the OEM rechargeable battery business and the unfavorable impact of foreign exchange rates, sales declined
3.1%  in  the  nine  months  and  1.6%  in  the  quarter.

Operating profit before unusual items for Battery Products decreased 24% in the nine months on declines in the OEM rechargeable battery business, impacts of foreign exchange, primarily in the first quarter, and the volume decline in the international markets. North American results declined slightly with volume improvements in alkaline more than offset by unfavorable net pricing and carbon zinc volume declines. Operating profit before unusual items decreased 16% in the quarter, primarily attributable to the OEM rechargeable business and the South American sales decline. In North America, the impact of significant volume improvements in branded alkaline were offset by lower average selling prices.

As previously announced, the Company is continuing its efforts to exit its worldwide OEM rechargeable battery business by fiscal year end. As a result of the ongoing auction process, the full realization of the recorded asset values is unlikely, and therefore the Company has taken an additional after-tax charge of $24.6 in the current quarter. Additional after-tax charges related to the exit from this business may range up to $20.0.

This business contributed sales of $97.6 and $33.4 in the current nine months and quarter, respectively, compared to $116.9 and $31.8 in the comparable periods of the prior year. Pre-tax operating losses, before impairment charges, for this business were $14.7 and $5.7 for the current year nine-month period and quarter, respectively, compared to pre-tax earnings, before impairment charges, of $2.5 and a pre-tax loss of $3.2 for the same periods a year ago.

FINANCIAL  CONDITION
The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in DuPont and IBC provide additional sources of liquidity. For the nine months ended June 30, 1999, cash flow from operations was $481.6 compared to cash flow from continuing operations of $418.2 for the nine months ended June 30, 1998. This increase is primarily attributable to changes in working capital items, including decreased accounts receivable and inventories, partially offset by decreased accounts payable.

Working capital was $130.1 at June 30, 1999 while current liabilities exceeded current assets by $54.5 at September 30, 1998. This significant improvement in working capital for the current nine months resulted primarily from a decrease in notes payable, partially offset by decreases in accounts receivable and inventories.

Cash used by investing activities - continuing operations was $2.3 for the current nine months compared to $319.2 for the same period last year. This significant decrease was primarily due to current year proceeds from the sale of DuPont common stock of $124.5 and the acquisition of Edward Baker Petfoods in the prior year for $182.5, funded primarily by the issuance of short-term debt.

In December 1997, the Company sold its Soy Protein Products operations to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at purchase date) and the assumption of certain liabilities. This non-cash transaction resulted in an after-tax gain of $705.1.

On February 3, 1999, the Company's Board of Directors authorized the purchase of up to eight million shares of Ralston Purina Company common stock (RAL stock). As of August 10, 1999, approximately 1,875,000 shares remained under this authorization for the purchase of RAL stock. This authorization is in addition to a continuing authorization permitting the Company to acquire from time to time, at prevailing market prices, shares of RAL stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

RESTRUCTURING  ACTIVITIES
During the nine months ended June 30, 1999, the Company recorded after-tax provisions for restructuring of $61.8. These charges are primarily related to the Company's OEM rechargeable battery business, which the Company has announced it expects to exit by the end of the current fiscal year. In addition to the after-tax charge of $24.6 recorded in the current quarter related to this business, the Company also recorded after-tax impairment write-downs of $35.0 in the second quarter of the current fiscal year. The current quarter charge also includes additional rationalization of Battery Products' production capacity, which provides for the termination of approximately 210 employees and the closure of one plant, partially offset by the reversal of prior period Pet Products' restructuring charges. On a pre-tax basis, current year charges were $102.4 and consisted of cash costs of $43.9 and non-cash charges of $58.5. The total pre-tax charge and non-cash component are net of a $3.2 reversal of prior period restructuring charges.

In addition to the current year's asset impairment writedown related to the OEM business, the Company recorded after-tax impairment write-downs of $40.5 related to lithium ion rechargeable battery manufacturing assets of this business during the nine months ended June 30, 1998. Fixed assets of the rechargeable business, which are currently being held for sale, have a carrying value of $15.2 at June 30, 1999.

For the nine months ended June 30, 1998, the Company recorded after-tax restructuring provisions of $61.3. Included in this charge is the lithium ion asset impairment write-down discussed above, charges related to a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements, and other charges related to the Company's European battery and international pet food operations. On a pre-tax basis, these charges were $96.4 and consisted of cash costs of $37.7 and non-cash charges of $58.7. The total charge and the non-cash component are net of an $11.9 reversal of prior period restructuring charges.

During the current nine months, approximately 650 employees were terminated in connection with restructuring accruals established in prior years. These provisions were primarily related to the voluntary early retirement option, the continued rationalization of Battery Products' production capacity and business structure and restructuring of the Company's international pet food operations. Activities impacting the restructuring reserve during the nine months ended June 30, 1999 were as follows:

Reserve  balance  at  September  30,  1998                                $57.3
Provision recorded, net of reversal of prior
   period  reserves  of  $3.2                                             102.4
Portion  of  current  period  provision classified
   as property write-downs, net  of  reversal                             (58.5)
Termination  benefits  paid                                               (31.3)
Other  cash  exit costs incurred                                           (5.1)
Decrease  due  to  translation                                             (2.0)
                                                                        --------
Reserve  balance  at  June  30,  1999                                     $62.8
                                                                           =====

SAILS  MARK-TO-MARKET  ADJUSTMENT
Results for the current nine months include an unrealized after-tax gain of $84.6, or $.27 per basic and diluted share, representing a market value adjustment of the Company's SAILS debt. On a pre-tax basis, this gain was $132.2, which represents the difference between the debt's value at issuance, or $480.0, and the current cash settlement value of the debt based on 15.5 million shares of IBC common stock and an IBC stock price of $22.4375 at June 30, 1999. For the current quarter, an unrealized loss of $8.7, after tax, or $13.6, pre-tax, was recorded.

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

For accounting purposes, terms of the SAILS require them to be marked to the cash value of the underlying IBC common shares into which they may be exchanged. Accordingly, a market value adjustment is required for the SAILS debt when the IBC stock price is outside the range of $30.96875 and $37.7819. If the IBC stock price is greater than $37.7819, the Company records a cumulative unrealized loss on the SAILS debt, and if the IBC stock price is less than $30.96875, the Company records a cumulative unrealized gain.

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

YEAR  2000  UPDATE
The Company has substantially completed its plans and active projects to achieve 100% Year 2000 readiness in its key application systems software, computer hardware and operating systems software, and various other systems containing embedded chip technology before the turn of the millennium.

The Company estimates that more than 95% of its application systems software has been modified or replaced and tested for Year 2000 readiness, which includes a higher level of remediation in the United States than in other world areas. The remaining application systems software is in the process of being modified or replaced and tested.

Approximately 95% of the Company's computer hardware and operating systems software have been modified or replaced and tested for Year 2000 readiness. Upgrade/replacement and Year 2000 readiness testing of all computer hardware and operating systems software is targeted for September 1999.

Systems that contain embedded chip technology are in the process of being verified for Year 2000 readiness. Testing and upgrade/replacement of all impacted systems containing embedded chip technology is targeted for completion in September 1999.

The estimated total cost for the Company to achieve Year 2000 readiness is approximately $36, of which $32 has been expended through June 30, 1999.

The Company has developed a base contingency plan to address Year 2000 risks; however, contingency planning efforts are ongoing and will continue to evolve as new information becomes available. Contingency plans to address specifically identified Year 2000 risks include increasing raw material, packaging material and inventory levels in key manufacturing locations, securing alternate sources of supply, distribution and warehousing, developing manual workarounds and other appropriate measures. The Company's critical suppliers and major customers have been contacted regarding Year 2000 issues. Because of the uncertainties associated with assessing the ability of major suppliers and customers to complete the remediation of their systems in time to prevent operational difficulties, the Company will continue to contact and/or visit these business partners to gain assurances that no significant adverse consequences will result due to failure to complete remediation of their systems.

SPIN-OFF  OF  EVEREADY  BATTERY  COMPANY,  INC.
On June 10, 1999, the Company announced its intention to separate its Eveready Battery Company, Inc. subsidiary in a tax-free spin-off to shareholders. Completion of the spin-off is expected to take seven to 10 months and is contingent upon a favorable tax ruling from the Internal Revenue Service, effectiveness of a registration statement relating to the spin-off and final approval by the Ralston Purina Board of Directors.

RECENTLY  ISSUED  ACCOUNTING  STANDARDS
In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the statement of financial position. In accordance with the issuance of SFAS No.
137, the Company will be required to adopt the provisions of SFAS No. 133 no later than the beginning of fiscal year 2001. The Company has not completed its evaluation to determine the impact of SFAS No. 133 on its consolidated financial statements.

FORWARD-LOOKING  STATEMENTS
Statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include, but are not limited to: the effect of general economic conditions; fluctuations in supply and demand for the Company's products; competition and competitive pricing pressures in the battery products and pet products industries, both domestically and internationally; significant increases in operating expenses, including the cost of raw materials; increased charges related to the exit of the OEM rechargeable business; fluctuations in the value of the Company's investments in DuPont and IBC common stock; the Year 2000 readiness of critical suppliers, customers and governmental agencies, as well as the difficulty of evaluating and remediating certain systems and technologies utilized in the operation of the Company's businesses, and incremental costs associated with evaluation and remediation; and other risks detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended September 30, 1998, and its current report on Form 8-K dated January 26, 1999.



                          RALSTON PURINA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF EARNINGS
                                        (UNAUDITED)
                        (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                    QUARTER ENDED        NINE MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                  -----------------------------------------
                                                   1999       1998       1999       1998
                                                 ---------  ---------  ---------  ---------
Net Sales . . . . . . . . . . . . . . . . . . .  $1,088.5   $1,072.9   $3,510.5   $3,500.8
                                                 ---------  ---------  ---------  ---------

Costs and Expenses
  Cost of products sold . . . . . . . . . . . .     524.4      529.0    1,705.7    1,726.1
  Selling, general and administrative . . . . .     233.8      237.7      695.9      707.1
  Advertising and promotion . . . . . . . . . .     174.2      166.4      545.3      528.7
  Interest expense. . . . . . . . . . . . . . .      45.5       47.1      140.4      142.7
  Provisions for restructuring. . . . . . . . .      45.7       21.6      102.4       96.4
  Unrealized (gain)/loss on SAILS debt. . . . .      13.6          -     (132.2)         -
  Gain on sale of DuPont stock. . . . . . . . .     (13.1)         -      (13.1)         -
  Gain on sale of IBC stock . . . . . . . . . .         -          -          -      (14.7)
  Other income/(expense), net . . . . . . . . .      (7.8)     (10.6)     (20.9)     (17.0)
                                                 ---------  ---------  ---------  ---------
                                                  1,016.3      991.2    3,023.5    3,169.3
                                                 ---------  ---------  ---------  ---------

Earnings from Continuing Operations before
  Income Taxes and Equity Earnings. . . . . . .      72.2       81.7      487.0      331.5

Income Tax Provision. . . . . . . . . . . . . .     (23.6)     (31.3)    (171.6)     (73.3)

Equity Earnings, Net of Taxes . . . . . . . . .       8.6        9.2       25.8       27.6
                                                 ---------  ---------  ---------  ---------

Earnings from Continuing Operations . . . . . .      57.2       59.6      341.2      285.8

Net Earnings from Discontinued Operations . . .         -        0.9          -       10.0

Gain on Sale of Discontinued Operations . . . .         -          -          -      705.1
                                                 ---------  ---------  ---------  ---------

Net Earnings. . . . . . . . . . . . . . . . . .      57.2       60.5      341.2    1,000.9

Preferred Stock Dividend, Net of Taxes. . . . .         -       (2.8)      (2.6)      (8.8)
                                                 ---------  ---------  ---------  ---------

Earnings Available to Common Shareholders . . .  $   57.2   $   57.7   $  338.6   $  992.1
                                                 =========  =========  =========  =========

Cash Dividends Declared per Common Share. . . .  $   0.10   $   0.10   $   0.30   $   0.30
                                                 =========  =========  =========  =========

Earnings Per Share
    Basic
      Earnings from continuing operations . . .  $   0.18   $   0.19   $   1.10   $   0.91
      Net earnings from discontinued operations         -          -          -       0.03
      Gain on sale of discontinued operations .         -          -          -       2.30
                                                 ---------  ---------  ---------  ---------
      Net Earnings. . . . . . . . . . . . . . .  $   0.18   $   0.19   $   1.10   $   3.24
                                                 =========  =========  =========  =========

    Diluted
      Earnings from continuing operations . . .  $   0.18   $   0.18   $   1.08   $   0.87
      Net earnings from discontinued operations         -          -          -       0.03
      Gain on sale of discontinued operations .         -          -          -       2.14
                                                 ---------  ---------  ---------  ---------
      Net Earnings. . . . . . . . . . . . . . .  $   0.18   $   0.18   $   1.08   $   3.04
                                                 =========  =========  =========  =========

            See Accompanying Notes to Condensed Financial Statements.

                               RALSTON PURINA COMPANY AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                      (CONDENSED AND UNAUDITED)
                                        (DOLLARS IN MILLIONS)


                                                                          JUNE 30,    SEPTEMBER 30,
                                                                         ----------  ---------------

                                                                              1999             1998
                                                                         ----------  ---------------
ASSETS

Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $    90.6   $         89.8
  Receivables, less allowance for doubtful accounts
    of $24.6 and $24.5, respectively. . . . . . . . . . . . . . . . . .      664.0            717.2
  Inventories
    Raw materials and supplies. . . . . . . . . . . . . . . . . . . . .      118.3            134.7
    Work in process . . . . . . . . . . . . . . . . . . . . . . . . . .      133.9            124.1
    Finished products . . . . . . . . . . . . . . . . . . . . . . . . .      308.2            341.6
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .      126.0            120.1
                                                                         ----------  ---------------
    Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .    1,441.0          1,527.5

Investments and Other Assets. . . . . . . . . . . . . . . . . . . . . .    3,072.5          2,908.2

Property at Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . .    2,187.4          2,212.9
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .    1,132.2          1,096.9
                                                                         ----------  ---------------
                                                                           1,055.2          1,116.0
                                                                         ----------  ---------------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,568.7   $      5,551.7
                                                                         ==========  ===============


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt. . . . . . . . . . . . . . . . .  $    74.3   $         37.1
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .      492.4            772.4
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .      231.0            286.2
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .      513.2            486.3
                                                                         ----------  ---------------
    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .    1,310.9          1,582.0

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,599.7          1,794.8

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .      452.3            309.3

Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .      541.9            533.6

Redeemable Preferred Stock. . . . . . . . . . . . . . . . . . . . . . .          -            256.1

Unearned ESOP Compensation. . . . . . . . . . . . . . . . . . . . . . .          -            (13.2)

Shareholders Equity
  Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .          -                -
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       32.9             32.6
  Capital in excess of par value. . . . . . . . . . . . . . . . . . . .      172.1            127.7
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .    1,738.8          2,067.0
  Common stock in treasury, at cost . . . . . . . . . . . . . . . . . .      (59.4)          (766.3)
  Unearned portion of restricted stock. . . . . . . . . . . . . . . . .       (3.2)            (4.2)
  Value of common stock held in Grantor Trust . . . . . . . . . . . . .     (198.1)          (191.5)

    Cumulative translation adjustment . . . . . . . . . . . . . . . . .      (96.5)           (87.3)
    Net unrealized holding gain/(loss) on available-for-sale securities       77.3            (88.9)
                                                                         ----------  ---------------
  Accumulated other comprehensive income. . . . . . . . . . . . . . . .      (19.2)          (176.2)
                                                                         ----------  ---------------
    Total Shareholders Equity . . . . . . . . . . . . . . . . . . . . .    1,663.9          1,089.1
                                                                         ----------  ---------------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 5,568.7   $      5,551.7
                                                                         ==========  ===============

            See Accompanying Notes to Condensed Financial Statements.


                       RALSTON PURINA COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                              (CONDENSED AND UNAUDITED)
                                (DOLLARS IN MILLIONS)


                                                          NINE MONTHS ENDED JUNE 30,
                                                          --------------------------
                                                                   1999      1998
                                                                 --------  ---------
Cash Flow from Operations
  Net earnings. . . . . . . . . . . . . . . . . . . . . . . . .  $ 341.2   $1,000.9
  Unrealized gain on SAILS debt . . . . . . . . . . . . . . . .   (132.2)         -
  Gain on sale of DuPont stock. . . . . . . . . . . . . . . . .    (13.1)         -
  Gain on sale of IBC stock . . . . . . . . . . . . . . . . . .        -      (14.7)
  Gain on sale of discontinued operations . . . . . . . . . . .        -     (705.1)
  Net earnings from discontinued operations . . . . . . . . . .        -      (10.0)
  Non-cash items included in income . . . . . . . . . . . . . .    240.2      169.8
  Changes in assets and liabilities used in operations. . . . .     92.2       (8.4)
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .    (46.7)     (14.3)
                                                                 --------  ---------
    Cash flow from continuing operations. . . . . . . . . . . .    481.6      418.2
    Cash flow from discontinued operations. . . . . . . . . . .        -      (76.3)
                                                                 --------  ---------
      Net cash flow from operations . . . . . . . . . . . . . .    481.6      341.9
                                                                 --------  ---------

Cash Flow from Investing Activities
  Property additions, net . . . . . . . . . . . . . . . . . . .   (120.4)    (165.6)
  Proceeds from sale of DuPont stock. . . . . . . . . . . . . .    124.5          -
  Acquisition of business . . . . . . . . . . . . . . . . . . .        -     (182.5)
  Proceeds from sale of IBC stock . . . . . . . . . . . . . . .        -       27.1
  Other, net. . . . . . . . . . . . . . . . . . . . . . . . . .     (6.4)       1.8
                                                                 --------  ---------
    Cash used by investing activities - continuing operations .     (2.3)    (319.2)
    Cash used by investing activities - discontinued operations        -     (195.1)
                                                                 --------  ---------
      Net cash used by investing activities . . . . . . . . . .     (2.3)    (514.3)
                                                                 --------  ---------

Cash Flow from Financing Activities
    Net cash proceeds from (payment of) debt. . . . . . . . . .   (290.4)     491.4
    Dividends paid. . . . . . . . . . . . . . . . . . . . . . .   (101.1)    (111.2)
    Treasury stock purchases. . . . . . . . . . . . . . . . . .   (115.6)    (235.2)
    Other, net. . . . . . . . . . . . . . . . . . . . . . . . .     28.6       10.2
                                                                 --------  ---------
      Net cash provided (used) by financing activities. . . . .   (478.5)     155.2
                                                                 --------  ---------

Effect of Exchange Rate Changes on Cash . . . . . . . . . . . .        -      (11.3)
                                                                 --------  ---------

Net Increase (Decrease) in Cash and Cash Equivalents. . . . . .      0.8      (28.5)

Cash and Cash Equivalents, Beginning of Period. . . . . . . . .     89.8      109.1
                                                                 --------  ---------
Cash and Cash Equivalents, End of Period. . . . . . . . . . . .  $  90.6   $   80.6
                                                                 ========  =========



            See Accompanying Notes to Condensed Financial Statements.

                        RALSTON PURINA COMPANY AND SUBSIDIARIES
                        NOTES TO CONDENSED FINANCIAL STATEMENTS
                                    JUNE 30, 1999
                       (Dollars in millions except per share data)

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

Note 2 - During the quarter and nine-month period ended June 30, 1999, the Company recorded after-tax provisions for restructuring of $26.8 and $61.8, respectively. On a per share basis, these charges were $.09 per basic and diluted share for the quarter and $.20 per basic and diluted share for the nine months. On a pre-tax basis, charges for restructuring were $45.7 and $102.4 for the quarter and nine months, respectively. Pre-tax charges for the nine months consisted of cash costs of $43.9 and non-cash charges of $58.5. The total pre-tax charge and non-cash component are net of a $3.2 reversal of prior period restructuring charges.

As previously announced, the Company is continuing its efforts to exit its Original Equipment Manufacturers' (OEM) rechargeable battery business by fiscal year end. As a result of the ongoing auction process, the full realization of the recorded OEM asset values is unlikely, and therefore the Company has taken an additional after-tax charge of $24.6 in the current quarter. The current quarter charge also includes additional rationalization of Battery Products' production capacity, partially offset by the reversal of prior period Pet Products' restructuring charges. Additionally, an after-tax charge of $35.0 was recorded in the second quarter of the current year, representing an impairment write-down of assets of the OEM business.

During the quarter and nine months ended June 30, 1998, the Company recorded after-tax provisions for restructuring of $17.6 and $61.3, respectively. On a per share basis, these charges were $.05 per basic and diluted share for the quarter and $.20 and $.19 per basic and diluted share, respectively, for the nine months. For the prior year quarter, restructuring provisions consisted primarily of charges related to a voluntary early retirement option offered to most U.S. Battery Products' employees meeting certain age and service requirements and other charges related to the Company's European battery and international pet food operations. In addition to these charges, the prior year nine months also included an after-tax charge of $40.5 representing an impairment write-down of lithium ion rechargeable battery manufacturing assets of the OEM business.

On a pre-tax basis, restructuring provisions for the prior year quarter and nine months were $21.6 and $96.4, respectively. The nine-month charge consisted of cash costs of $37.7 and non-cash charges of $58.7. The total charge and non-cash component are net of an $11.9 reversal of prior period restructuring charges.

Note 3 - During the nine months ended June 30, 1999, the Company recorded an after-tax, unrealized gain of $84.6, or $0.27 per basic and diluted share, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a pre-tax basis, this gain was $132.2, which represents the difference between the debt's value at issuance, or $480.0, and the current cash settlement value of the debt based on 15.50 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $22.4375 per share at June 30, 1999. For the quarter ended June 30,
1999, an unrealized after-tax loss of $8.7 was recorded, or $.03 per basic and diluted share. On a pre-tax basis, the loss for the quarter was $13.6.

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

For accounting purposes, terms of the SAILS require them to be marked to the cash value of the underlying IBC common shares into which they may be exchanged. Accordingly, a market value adjustment is required for the SAILS debt when the IBC stock price is outside the range of $30.96875 and $37.7819 per share. If the IBC stock price is greater than $37.7819 per share, the Company records a cumulative unrealized loss on the SAILS debt, and if the IBC stock price is less than $30.96875 per share, the Company records a cumulative unrealized gain.

The Company's investment in IBC is included in Investments and Other Assets and is accounted for using the equity method of accounting, which results in a carrying value different from the current market value of the investment.

Note 4 - During the quarter and nine months ended June 30, 1999, the Company sold shares of its investment in E.I. du Pont de Nemours and Company (DuPont) common stock for $124.5 and recorded a $13.1, pre-tax, or $8.4, after-tax, gain on this sale. The cost basis of these shares was determined using the average cost method. On a per share basis, this gain was $.03 per basic and diluted share, for both the quarter and nine-month periods.

Note 5 - During the nine-month period ended June 30, 1998, the Company sold shares of its investment in IBC common stock for $27.1 and recognized an after-tax gain of $9.5, or $.03 per basic and diluted share. On a pre-tax basis, this gain was $14.7.

Note 6 - During the nine-month period ended June 30, 1998, the Company recognized a capital loss tax benefit of $41.5, or $.14 and $.13 per basic and diluted share, respectively. This tax benefit was related to past restructuring actions.

Note 7 - On December 3, 1997, the Company completed the sale of its Soy Protein Products business to DuPont for $1,554.2, comprised of 22.5 million shares of DuPont common stock (which stock was valued at $1,399.2 at the date of purchase) and the assumption of certain liabilities. The Company recorded a pre-tax gain on the sale of the Soy Protein Products business of $1.1 billion and an after-tax gain of $705.1, or $2.30 and $2.14 per basic and diluted share, respectively.

Note 8 - Discontinued operations consist of the operating results of the Soy Protein Products business, through the sale date (see Note 7), and the Agricultural Products business, which was spun off on April 1, 1998. Also included in discontinued operations is a gain of $5.3, after taxes, on the settlement of a claim related to a previously disposed business, partially offset by transaction costs associated with the spin-off.

Note 9 - In the first quarter of the current year, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The Company has restated its balance sheet at September 30, 1998 to reflect "Accumulated Other Comprehensive Income," in accordance with this statement.

The components of total comprehensive income for the quarter and nine-month periods ended June 30, 1999 and 1998 are shown in the following table. A portion of the unrealized losses on DuPont common stock have been reclassified in the current periods from Accumulated Other Comprehensive Income to Net Earnings as a result of the sale of shares of DuPont common stock. (see Note
4).



                                              Quarter Ended       Nine Months Ended
                                              -------------       -----------------
                                            6/30/99   6/30/98    6/30/99   6/30/98
                                            --------  --------  ---------  --------
Net Earnings . . . . . . . . . . . . . . .  $   57.2  $   60.5  $  341.2  $ 1,000.9
Other Comprehensive Income, Net of Tax
  Foreign currency translation adjustments       1.4      90.1      (9.2)      40.0
 Unrealized gains on available-for-sale
           securities. . . . . . . . . . .     136.2      95.8     159.4      181.5
  Reclassification adjustment. . . . . . .       4.7                 6.8
                                            --------  --------  ---------  --------
Total Other Comprehensive Income . . . . .     142.3     185.9     157.0      221.5
                                            --------  --------  ---------  --------
   Total Comprehensive Income. . . . . . .  $  199.5  $  246.4  $  498.2   $1,222.4
                                            ========  ========  =========  ========

Note 10 - The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine-month periods ended June 30, 1999 and 1998.




                                                 Quarter Ended    Nine Months Ended
                                                   June  30,          June 30,
                                                  ----------      ------------------
                                                    1999    1998     1999     1998
                                                   ------  -------  -------  -------
Numerator:
   Earnings from continuing operations. . . . . .  $ 57.2  $ 59.6   $341.2   $285.8
   Preferred stock dividends. . . . . . . . . . .       -    (2.8)    (2.6)    (8.8)
                                                   ------  -------  -------  -------
   Numerator for basic earnings per share -
        Earnings from continuing operations
          available to common shareholders. . . .  $ 57.2  $ 56.8   $338.6   $277.0

   Effect of dilutive securities:
        ESOP stock. . . . . . . . . . . . . . . .       -     2.6      2.4      7.6
                                                   ------  -------  -------  -------
   Numerator for diluted earnings per share -
        Earnings from continuing operations
          available to common shareholders. . . .  $ 57.2  $ 59.4   $341.0   $284.6
                                                   ------  -------  -------  -------
        Net earnings from discontinued operations  $    -  $  0.9   $    -   $ 10.0
                                                   ------  -------  -------  -------
        Gain on sale of discontinued operations .  $    -  $    -   $    -   $705.1
                                                   ------  -------  -------  -------

Denominator:
   Denominator for basic earnings per share -
          weighted average shares * . . . . . . .   312.3   304.4    308.6    306.6

   Effect of dilutive securities:
          ESOP stock. . . . . . . . . . . . . . .       -    17.2      5.4     18.0
          Stock options . . . . . . . . . . . . .     2.9     5.3      3.1      4.6
          Deferred Compensation . . . . . . . . .       -       -        -        -
                                                   ------  -------  -------  -------
   Dilutive potential common shares . . . . . . .     2.9    22.5      8.5     22.6

   Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions. . . . .   315.2   326.9    317.1    329.2
                                                   ======  =======  =======  =======

Basic earnings per share:
   Earnings from continuing operations. . . . . .  $ 0.18  $ 0.19   $ 1.10   $ 0.91
   Net earnings from discontinued operations. . .       -       -        -     0.03
   Gain on sale of discontinued operations. . . .       -       -        -     2.30
                                                   ------  -------  -------  -------
   Net earnings . . . . . . . . . . . . . . . . .  $ 0.18  $ 0.19   $ 1.10   $ 3.24
                                                   ======  =======  =======  =======

Diluted earnings per share:
   Earnings from continuing operations. . . . . .  $ 0.18  $ 0.18   $ 1.08   $ 0.87
   Net earnings from discontinued operations. . .       -       -        -     0.03
   Gain on sale of discontinued operations. . . .       -       -        -     2.14
                                                   ------  -------  -------  -------
   Net earnings . . . . . . . . . . . . . . . . .  $ 0.18  $ 0.18   $ 1.08   $ 3.04
                                                   ======  =======  =======  =======

* Weighted average shares used for the computation of basic earnings per share excludes 13,683,000 and 13,423,000 shares of common stock held by the Company's Grantor Trust at June 30, 1999 and 1998, respectively.


Note 11 - Other (income)/expense, net, for the nine months ended June 30, 1999 and 1998 consists of the following:



                                       June  30,
                                    1999     1998
                                   -------  -------
Net translation and exchange loss  $  6.2   $ 10.7
Dividends on DuPont common stock.   (23.2)   (15.0)
Other investment income . . . . .    (4.4)    (4.0)
Return on other investments . . .    (0.8)    (8.4)
Miscellaneous (income)/expense. .     1.3     (0.3)
                                   -------  -------
                                   $(20.9)  $(17.0)
                                   =======  =======

Note 12 - At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into Ralston Purina Company common stock (RAL Stock), in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 Treasury shares and 2,209,192 authorized but previously unissued shares of RAL Stock.

Note 13 - In December 1997, the Company acquired Edward Baker Petfoods, a United Kingdom manufacturer of extruded complete pet foods and a supplier of branded and private label products to the European market, for $182.5.

Note 14 - On June 30, 1999, there were 312,689,000 shares of common stock outstanding, exclusive of 2,181,000 shares held in treasury and 13,683,000 Grantor Trust shares. At September 30, 1998, there were 298,958,000 shares of common stock outstanding, exclusive of 13,875,000 shares held in treasury and 13,470,000 Grantor Trust shares.

Note  15  -  Investments  and  Other  Assets  consist  of  the  following:


                                     June 30,  Sept. 30,
                                       1999      1998
                                     --------  --------
Goodwill. . . . . . . . . . . . . .  $  513.9  $  545.9
Other intangible assets . . . . . .     220.7     231.2
Investments in affiliated companies     350.2     319.3
Available-for-sale securities . . .   1,431.5   1,281.2
Deferred charges and other assets .     556.2     530.6
                                     --------  --------
                                     $3,072.5  $2,908.2
                                     ========  ========

Note 16 - Available-for-sale securities at June 30, 1999 and September 30, 1998 consist primarily of shares of DuPont common stock obtained in connection with the sale of the Company's Soy Protein Products business (see Note 7). Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding gain/(loss), tax (provision)/benefit, and net unrealized holding gain/(loss) for these securities as of June 30, 1999 and September 30, 1998. The changes in net unrealized holding gain/(loss) for the quarters and nine-month periods ended June 30, 1999 and 1998 are included as a component of Other Comprehensive Income as shown in Note 9, above.



                                    Gross                         Net
                                  Unrealized        Tax        Unrealized
                    Aggregate      Holding     (Provision)/     Holding
                    Fair Value   Gain/(Loss)      Benefit     Gain/(Loss)
                    -----------  ------------  ---------      ------------
June 30, 1999. . .  $   1,431.5  $     120.8     ($43.5)  $      77.3
September 30, 1998  $   1,281.2      ($138.9)  $   50.0        ($88.9)

Note 17 - In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 provides standards on accounting and disclosure for derivative instruments, and requires that all derivatives be measured at fair value and reported as either assets or liabilities in the statement of financial position. In accordance with the issuance of SFAS No.
137, the Company will be required to adopt the provisions of SFAS No. 133 no later than the beginning of fiscal year 2001. The Company has not completed its evaluation to determine the impact of SFAS No. 133 on its consolidated financial statements.

PART  II  -          OTHER  INFORMATION
                     ------------------

There is no information required to be reported under any items except those indicated below.

Item  6.    Exhibits  and  Reports  on  Form  8-K
            -------------------------------------

(a)         Exhibits  filed  with  this  Report:

10(i)     Form of Management Continuity Agreement with Chief Executive Officer

10(ii)    Form of Management Continuity Agreement with Corporate Officer

10(iii)   Form  of  Management Continuity Agreement with Corporate Vice
            President

10(iv)    Form of Management Continuity Agreement with Corporate Officer

(27)        Financial  Data  Schedule

(b)         Reports  on  Form  8-K

Registrant filed its Current Report on Form 8-K dated June 10, 1999, to disclose that its board had approved in principle a plan to spin off the Eveready Battery business to Ralston shareholders.


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


                                  RALSTON  PURINA  COMPANY
                                  -----------------------------------------
                                  Registrant



                                 By:/s/ James R. Elsesser
                                        James  R.  Elsesser
                                        Vice  President  and  Chief
                                        Financial  Officer

Date:    August 10,  1999

EXHIBIT  INDEX
-------------


Exhibits
--------

EX-27        Financial  data  schedule  for  3rd  Quarter  1999

             (provided  electronically)
             (Document  prepared  on  Edgar)

EX-10         Material Contracts

              10(i)  Form of Management Continuity Agreement with
                       Chief Executive Officer

             10(ii)  Form of Management Continuity Agreement with
                       Corporate Officer

            10(iii)  Form  of  Management Continuity Agreement with
                       Corporate Vice President

            10(iv)   Form of Management Continuity Agreement with
                       Corporate Officer