Form 10-K
period 1999-09-30
RALSTON PURINA CO
filed 1999-12-15
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                   -------------------------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999  COMMISSION FILE NO. 1-4582

                             RALSTON PURINA COMPANY
      INCORPORATED IN MISSOURI - IRS EMPLOYER IDENTIFICATION NO. 43-0470580
                 CHECKERBOARD SQUARE, ST. LOUIS, MISSOURI 63164
        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  314-982-1000
                  --------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


Title of each class. . . . . . . . . . . .  Name of each exchange on which registered
------------------------------------------  -----------------------------------------
RALSTON PURINA COMPANY . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK, PAR VALUE $.10 PER SHARE . .  CHICAGO STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE INCORPORATED
RALSTON PURINA COMPANY . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK PURCHASE RIGHTS . . . . . . .  CHICAGO STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE INCORPORATED
5 3/4% CONVERTIBLE SUBORDINATED DEBENTURES  NEW YORK STOCK EXCHANGE, INC.
9 1/4% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
9.30% DEBENTURES . . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
8 5/8% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
8 1/8% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
7 7/8 % DEBENTURES . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
7 3/4% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
7% EXCHANGEABLE NOTES. . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.

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

Yes:  X     No:
      AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
                                   REGISTRANT
        AS OF THE CLOSE OF BUSINESS ON NOVEMBER 1, 1999: $9,308,865,661.

(Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Ralston Purina Company Common Stock ("RAL Stock"), $.10 par value, outstanding as of close of business on December 13, 1999: 305,041,799.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company 1999 Annual Report to Shareholders (Parts I and II of Form 10-K).

2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1999 (Part III of Form 10-K).

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

     The  Company  is  presently  comprised  of  four  Business Segments - North
American  Pet  Foods,  International  Pet  Foods,  Golden  Products  and Battery
Products.

     The North American Pet Foods (which includes Canadian operations) and International Pet Foods Segments produce and market dry dog foods, dry and soft-moist cat foods and pet treats under the PURINA name, including DOG CHOW, CAT CHOW and numerous other dog and cat food brands. The Golden Products Segment manufactures and markets cat box filler, and also markets related items such as cat box liners and deodorizers, under the GOLDEN CAT name, including TIDY CAT and other brands. Operations of the Golden Products Segment are conducted primarily in the United States.

     The Battery Products Segment consists of the Company's worldwide battery products business. The battery products business manufactures and sells primary batteries and battery-powered lighting products in the United States and worldwide, principally under the trademarks EVEREADY and ENERGIZER. The Company's domestic and foreign battery operations have been organized as Eveready Battery Company, Inc. and Energizer International, Inc., respectively, both wholly owned subsidiaries of the Company.

     On June 10, 1999, the Company announced its intention to separate its battery products business in a tax-free spinoff to shareholders. It is contemplated that a newly formed subsidiary, Energizer Holdings, Inc., will acquire direct or indirect ownership of the capital stock of Eveready Battery Company, Inc., Energizer International, Inc. and other battery subsidiaries, and then immediately afterwards, the capital stock of Energizer Holdings, Inc. will be distributed to the Company's shareholders. Completion of the spinoff is anticipated to occur in the spring of 2000, and is contingent upon a favorable tax ruling from the Internal Revenue Service, effectiveness of a registration statement relating to the spinoff, and final approval by the Company's Board of Directors.

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

The  principal  raw  materials  used in the North American and International Pet
Food Segments are grain and grain products, protein ingredients and meat by-products, and in the Golden Products Segment, clay. In the Battery Products Segment, the principal raw materials used are electrolytic manganese dioxide, zinc, acetylene black, graphite, steel cans, nylon, brass wire, separator paper and potassium hydroxide. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in these products may fluctuate due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. The Company manages exposure to changes in the commodities markets as considered necessary by hedging certain of its ingredient requirements such as soybean meal, corn or wheat.

Products of the North American and International Pet Food Segments and the Golden Products Segment are marketed primarily through a direct sales forces to groceries, mass merchandisers, specialty retailers, wholesalers and other customers. Battery products are marketed in the United States and internationally primarily through direct sales forces, and also through distributors, to mass merchandisers, wholesalers and other customers.

Competition is intense in all of the Company's Business Segments. The principal competitors in all Segments are regional, national and international manufacturers whose products compete with those of the Company for shelf space and consumer acceptance. The business of the Battery Products Segment tends to be somewhat seasonal, with strong fall and winter sales reflecting the effect of holiday buying of batteries.

     During fiscal years 1997, 1998 and 1999, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies was 11.9%, 14.3% and 16.6%, respectively, of the Company's consolidated revenues. Except for this relationship, the Company was not dependent upon any other single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

     The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 12 federal "Superfund" sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Of these 13 sites, the Company has reached negotiated agreement as to its liability with respect to 4 of the sites. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRP's are at various stages with respect to the remaining sites. Negotiations involve determinations of
-     the  actual responsibility of the Company and the other PRP's at the site,
-     appropriate  investigatory  and/or  remedial  actions,  and
- allocation of the costs of such activities among the PRP's and other site users.

The Company's ultimate liability in connection with those sites may depend on many factors, including
-     the  volume  of  material  contributed  to  the  site,
-     the  number  of  other  PRP's  and  their  financial  viability,  and
-     the  remediation  methods  and  technology  to  be  used.

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

As of September 30, 1999 the Company, as a whole, employed 8,521 employees in the United States and 10,683 in foreign jurisdictions. The descriptions of the businesses of, and the summary of selected financial data regarding, the Company appearing under "Ralston Purina Company-Financial Review-Highlights" on page 12, "Ralston Purina Company-Financial Review-Liquidity and Capital Resources" on pages 13 through 15, "Ralston Purina Company-Financial Review-Operating Segment Information" on pages 18 through 20, "Ralston Purina Company-Segment
Information"  on  pages  21  through  22,  and  "Ralston  Purina
Company-Notes to Financial Statements-Summary of Accounting Policies-Research and Development" on page 30 of the Ralston Purina Company Annual Report to Shareholders 1999, are hereby incorporated by reference.

ITEM  2.  PROPERTIES.

     A list of the Company's principal plants and facilities as of the date of filing follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.

NORTH  AMERICAN  PET  FOOD  PLANTS
United  States
Atlanta,  GA
Clinton,  IA  (1R)
Davenport,  IA
Denver,  CO
Dunkirk,  NY
Flagstaff,  AZ
Innisfail,  Alberta,  Canada
Mechanicsburg,  PA
Mississauga,  Ontario,  Canada
Oklahoma  City,  OK
Zanesville,  OH

Dairy  Food  Systems  Plant
Hager  City,  WI


INTERNATIONAL  PET  FOOD  PLANTS
Chilton,  United  Kingdom
Cornard  Mills,  United  Kingdom
Cuautitlan,  Mexico
Encrucijada,  Venezuela  (5)
Monjos,  Spain
Montfort-Sur-Risle,  France
Portogruaro,  Italy
Ribeirao  Preto,  Brazil
Santo  Tome,  Argentina
Veghel,  The  Netherlands


GOLDEN  PRODUCTS  PLANTS
United  States
Bloomfield,  MO
King  William,  VA
Maricopa,  CA

Packaging  Facilities
Caledonia,  Ontario,  Canada  (6)



BATTERY  PRODUCTS  PLANTS
United  States
Asheboro,  NC  (2)
Bennington,  VT
Garretsville,  OH
Marietta,  OH
Maryville,  MO
St.  Albans,  VT

International
Alexandria,  Egypt
Bogang,  Peoples  Republic
  of  China  (1)
Caudebec  Les  Elbeuf,  France  (1)(6)
Mandaue  Cebu,  Philippines
Ekala,  Sri  Lanka
Cimanggis,  Indonesia
Johor,  Malaysia
Jurong,  Singapore  (2)(8)
La  Chaux-de-Fonds,  Switzerland
Nakuru,  Kenya  (4)
Slany,  Czech  Republic  (1)
Tanfield  Lea,  United  Kingdom  (7)
Tecamac,  Mexico
Tianjin,  People's  Republic
  of  China
Walkerton,  Ontario,  Canada  (6)


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

(1)     Leased;  (1R)  Leased  pursuant  to  industrial  revenue  bond financing

(2)     Two  plants

(3) Provides service for North American Pet Foods, International Pet Foods and Golden Products (3A); Battery Products (3B)

(4)     Less  than  20%  owned  interest

(5)     Also  produces  feed  under  a  toll milling arrangement with Agribrands

(6)     Bulk  packaging  and  distribution

(7)     To  be  divested

(8) One plant will be closed and the site returned to the Singapore govt. in early 2000.


ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is a party to a number of legal proceedings in various state, federal and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

The operations of the Company, like those of other companies engaged in similar businesses, are subject to various federal, state, foreign and local laws and regulations intended to protect the public health and the environment. These regulations primarily relate to worker safety, air and water quality, underground fuel storage tanks and waste handling and disposal. The Company has received notices from the U.S. Environmental Protection Agency, state agencies, and/or private parties seeking contribution, that it has been identified as a "potentially responsible party" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act, and may be required to share in the cost of cleanup with respect to 12 federal "Superfund" sites. It may also be required to share in the cost of cleanup with respect to a state-designated site. Of these 13 sites, the Company has reached negotiated agreement as to its liability with respect to 4 of the sites. Negotiations with the U.S. Environmental Protection Agency, the state agency that is involved on the state-designated site, and other PRP's are at various stages with respect to the remaining sites. Negotiations involve determinations of
-     the  actual responsibility of the Company and the other PRP's at the site,
-     appropriate  investigatory  and/or  remedial  actions,  and
- allocation of the costs of such activities among the PRP's and other site users.

The Company's ultimate liability in connection with those sites may depend on many factors, including
-     the  volume  of  material  contributed  to  the  site,
-     the  number  of  other  PRP's  and  their  financial  viability,  and
-     the  remediation  methods  and  technology  to  be  used.

     It is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment. Nevertheless, based upon the information currently available, the Company believes that its ultimate liability arising from such environmental matters, together with the liability for all other pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals of $9.6 million for estimated liabilities, should not be material to its financial position. Such liability could, however, be material to results of operations or cash flows for a particular quarter or annual period. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  4.A.   EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

A list of the executive officers of the Company and their business experience follows:

W.  Patrick McGinnis, 52, Chief Executive Officer and President since June, 1999
--------------------
and Corporate Officer since 1984. Co-Chief Executive Officer and co-President from October, 1997 to June, 1999; President and Chief Executive Officer, Pet Products Group since 1992; President and Chief Operating Officer, Grocery
Products Group 1989-92; Vice President and President, Branded Foods Group 1987-89; Vice President and Executive Vice President, Grocery Products Division 1984-87; Division Vice President, Marketing, Grocery Products Division 1983-84; Executive Vice President and Director, Grocery Products Division, Ralston Purina Canada, Inc. 1980-83. Company service, 27 years.

J.  Patrick  Mulcahy,  55,  Chairman  of  the Board and Chief Executive Officer,
--------------------
Eveready Battery Company, Inc., since 1987 and Corporate Officer since 1984. co-Chief Executive Officer and co-President of Ralston Purina Company from October, 1997 to June, 1999; Vice President and Director, Corporate Strategic Planning and Administration, Ralston Purina Company, 1984-86; Division Vice President, Strategic Planning 1981-84; Division Vice President, Director of Marketing, Grocery Products Group 1980-81. Company service, 32 years.

James R. Elsesser, 55, Vice President and Chief Financial Officer since 1985 and
-----------------
Treasurer since 1999, and Corporate Officer since 1985; Vice President, March-September, 1985; Treasurer, February-September, 1985. Company service, 14 years.

Nancy  E. Hamilton, 49, Secretary and Division Vice President since 1996; Senior
------------------
Counsel  and  Assistant  Secretary,  1994  -  1996.  Company  service, 14 years.

Patrick C. Mannix, 54, Vice President; President, Eveready Battery Company, Inc.
-----------------
since 1998 and Corporate Officer since 1992. President, Eveready Battery Company, Inc. - Specialty Businesses 1995 - 98; Executive Vice President,
Eveready Battery Company, International 1991 - 95; Area Chairman, Asia Pacific operations, Eveready Battery, 1985 - 91. Company service, 36 years, including 24 years with Eveready Battery Division of Union Carbide Corporation.

James  M.  Neville,  60, Vice President, General Counsel and Assistant Secretary
------------------
since 1996; Vice President, General Counsel and Secretary 1989 - 96, and Corporate Officer since 1983; Vice President and General Counsel 1984-89. Company service, 16 years.

Anita M. Wray, 45, Vice President and Controller since April 1994; Division Vice
-------------
President and Director of Financial Accounting Services, 1985 - 94. Company service, 20 years.

(Ages  and  years  of  service  as  of  September  30,  1999.)

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock ("RAL Stock") is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30, 1999, there were 24,129 shareholders of record of the RAL Stock.

The following tables set forth dividends paid and range of market prices for the RAL Stock (for the year ended September 30):

                                 DIVIDENDS PAID

                                        1999     1998
                                        ----     ----
                 First Quarter          $.10    $.10*
                 Second Quarter          .10     .10*
                 Third Quarter           .10     .10*
                 Fourth                  .10     .10

*Restated  due  to  3-for-1  Stock  Split

                               MARKET PRICE RANGE
               (Restated as necessary due to 3-for-1 Stock Split)

                           1999                        1998
                           ----                        ----
                          RAL Stock                  RAL Stock
                          ---------                  ---------

      First Quarter     $37 3/16 - 28 1/4     $32 19/64 - 27 51/64
      Second Quarter     32 1/2  - 25 13/16    35 5/8 - 28 1/2
      Third Quarter          33  -  25 5/8     39 5/64 - 33 9/16
      Fourth Quarter     30 7/8  -  27 1/4     38 7/8 - 26

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.


ITEM  6.  SELECTED  FINANCIAL  DATA.

     The summary of selected financial data regarding Ralston Purina Company appearing on pages 10 through 11, of the Ralston Purina Company Annual Report to Shareholders 1999, is hereby incorporated by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF       OPERATIONS.

     Information appearing under "Ralston Purina Company-Financial Review" on pages 12 through 20 and the information appearing under "Ralston Purina Company-Segment Information" on pages 21 through 22 of the Ralston Purina Company Annual Report to Shareholders 1999, is hereby incorporated by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing under "Ralston Purina Company-Financial Review-Market Risk Sensitive Instruments and Positions" on pages 16 through 17 of the Ralston Purina Company Annual Report to Shareholders 1999 is hereby incorporated by reference.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The consolidated financial statements of the Company and its subsidiaries appearing on pages 24 through 46, together with the report thereon of PricewaterhouseCoopers LLP on page 23, and the supplementary data under "Ralston Purina Company - Quarterly Financial Information" on pages 47 through 48 of the Ralston Purina Company Annual Report to Shareholders 1999, are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.

                                    PART III

ITEM  10.  DIRECTORS  OF  THE  REGISTRANT.

     The information regarding directors on pages 3 through 7, and information appearing under "Compliance With Section 16(a) Reporting" on page 3, of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1999 is hereby incorporated by reference.


ITEM  11.  EXECUTIVE  COMPENSATION.
     Information appearing under "Executive Compensation" on pages 14 through 15, "Human Resources Committee Report on Executive Compensation" on pages 22 through 25, "Performance Graph" on page 26, "Common Stock Ownership Of Directors and Executive Officers" on pages 12 through 13, and the remuneration information under "Board Of Directors Standing Committees" on page 6 and "Director
Compensation" on page 7 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1999 is hereby incorporated by reference.


ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 11 and 'Common Stock Ownership of Directors and Executive Officers" on pages 12 through 13 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1999 is hereby incorporated by reference.


ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Certain Relationships and Related Transactions" on page 7 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 10, 1999, is hereby incorporated by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

1.  Documents  filed  with  this  report:

a. Financial statements previously incorporated by reference under Item 8 herein.

-  Report  of  Independent  Accountants.
- Consolidated Statement of Earnings -- for years ended September 30, 1999, 1998 and 1997.
-  Consolidated  Balance  Sheet  -- for years ended September 30, 1999 and 1998.
- Consolidated Statement of Cash Flows -- for years ended September 30, 1999, 1998, and 1997.
- Consolidated Statement of Shareholders Equity -- for years ended September 30, 1999, 1998 and 1997.
-  Notes  to  Financial  Statements.

b. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

(3i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 23, 1999.
(3ii) The By-Laws of Ralston Purina Company, as amended September 24, 1998, are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998.
(4) The Rights Agreement, effective as of March 28, 1996, is hereby incorporated by reference to the Company's Form 8-A Registration Statement filed on March 29, 1996.
(4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

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

(xiv) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998.

(a)     Form  of  September  24,  1998  Non-Qualified  Stock  Option*

(b)     Form  of  Letter  of  Deferral  of  1999  Bonus  Award*

(c)     Form  of  Agreement  for  Deferral  of  1998  Annual  Cash  Bonus*

(d)     1998  Leveraged  Incentive  Plan,  adopted  effective  October  1, 1998*

(e)     Form  of  Letter  of  Deferral  of  1996 Leveraged Incentive Plan Award*

(f) Agreement and Plan of Reorganization dated as of April 1, 1998 between Ralston Purina Company and Agribrands International, Inc.

(g) Form of Indemnification Agreement dated October 1, 1997 between Ralston Purina Company and William P. Stiritz*

(h) Resolution dated March 19, 1998 amending Fixed Benefit Option provision of the Deferred Compensation Plan for Non-Management Directors*

(i) Resolution dated March 19, 1998 amending Fixed Benefit Option provision of the Deferred Compensation Plan for Key Employees.*

(j)     Ralston  Purina  Company  Executive Health Plan as amended September 24,
1998*

(k) Voluntary Enhanced Retirement Offer for Certain Corporate Employees dated September 24, 1998*

(l)     Ralston  Purina  Company  Executive  Retiree  Life  Plan*

(m) Resolution dated May 28, 1998 regarding repayment of gain provisions in outstanding non-qualified option awards held by Corporate Officers.

     (xv) The following material contracts are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.

(a)     Form  of  Management  Continuity Agreement with Chief Executive Officer*

(b)     Form  of  Management  Continuity  Agreement  with  Corporate  Officer*

(c)     Form  of  Management Continuity Agreement with Corporate Vice President*

(d)     Form  of  Management  Continuity  Agreement  with  Corporate  Officer*.

     (xvi)     Form  of  September  23,  1999  Non-Qualified  Stock  Option*

     (xvii)     Form  of  Letter  of  Deferral  of  2000  Bonus  Award*

     (xviii)     Form  of  Agreement  for  Deferral  of  1999 Annual Cash Bonus*

     (xix) Form of September 23, 1999 Non-Qualified Stock Option granted to non-management Directors*

     (xx) Forms for Deferral Elections under the Deferred Compensation Plan for Non-Management Directors*

     (xxi) Resolution Adopted November 18, 1999, Amending the Deferred Compensation Plan for Non-Management Directors*

    (xxii)  Excerpt of March 25, 1999 Human Resources Committee meeting minutes*

    (xxiii) Resolution dated February 15, 1999 to amend Outstanding Option Awards to add Reload Feature*

    (xxiv)  Amendment to Executive Long Term Disability Plan dated June 23, 1999

    (xxv) Amendment to Deferred Compensation Plan for Key Employees effective July, 1999*

(13)     Pages  10  to  48  of  the  Ralston  Purina  Company  Annual  Report to
Shareholders  1999,  which  are  incorporated  herein  by  reference,  are filed herewith.
(21)     Subsidiaries  of  the  Registrant.
(23)     Consent  of  Independent  Accountants.
(27)     Financial  Data  Schedule.
27.i     Restated  Financial  Data  Schedule  for  1997  Annual  Period
27.ii     Restated Financial Data Schedule for 1998 Quarterly and Annual Periods
27.iii     Restated  Financial  Data  Schedule  for  1999  Quarterly  Periods
27.iv     Financial  Data  Schedule  for  1999  Annual  Period


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

                              RALSTON  PURINA  COMPANY


                              By:   /s/ W. P. McGinnis
                                 -------------------------------
                                 W. P. McGinnis
                                 Chief Executive Officer
                                 and President

Date:     December 15,  1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 15, 1999, by the following persons on behalf of the registrant in the capacities indicated.


SIGNATURE          TITLE
---------          -----

     W.  P.  McGinnis
-----------------------------       Chief  Executive  Officer  and
     W.P.  McGinnis                 President

     James  R.  Elsesser
-------------------------------     Vice  President,  Chief  Financial
     James  R.  Elsesser            Officer  and  Treasurer

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

     David  C.  Farrell
-------------------------------     Director
     David  C.  Farrell

     M.  Darrell  Ingram
------------------------------      Director
     M.  Darrell  Ingram

     Richard  A.  Liddy
------------------------------      Director
     Richard  A.  Liddy

     John  F.  McDonnell
------------------------------      Director
     John  F.  McDonnell

     J.  Patrick  Mulcahy
----------------------------        Director
     J.  Patrick  Mulcahy

     Ronald  L.  Thompson
----------------------------        Director
     Ronald  L.  Thompson

     Katherine  D.  Ortega
------------------------------     Director
     Katherine  D.  Ortega