Form 10-Q
period 1999-12-31
RALSTON PURINA CO
filed 2000-02-14
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended December 31, 1999

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

     YES:   X     NO:  _____
          ---

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on February 9, 2000: 301,817,726

PART  I  -     FINANCIAL  INFORMATION


                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
        ----------------------------------------------------------------

OPERATING  RESULTS
Net earnings for the quarter ended December 31, 1999 were $242.8, or $.83 and $.82 per share on a basic and diluted basis, respectively. Included in net earnings for the current quarter is an unrealized after-tax gain of $48.4, or $.16 per basic and diluted share, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. Also included in the current quarter is an after-tax reversal of prior years' restructuring provisions of $4.5, or $.02 per basic and diluted share.

The fiscal 1999 first quarter net earnings of $176.8, or $.58 and $.55 per basic and diluted share, respectively, included an unrealized after-tax gain of $44.9, or $.15 and $.14 per basic and diluted share, respectively, representing a market value adjustment of the Company's SAILS debt.

Earnings before the unusual items discussed above were $189.9 for the quarter ended December 31, 1999 compared to $131.9 in the prior year quarter. Earnings increased primarily on higher operating earnings. Earnings per share excluding unusual items were $.65 and $.64 on a basic and diluted basis, respectively, for the current quarter compared to $.43 and $.41 a year ago.

RESULTS  OF  OPERATIONS
Net sales increased 9.5% in the quarter ended December 31, 1999 on higher sales in each of the Company's operating segments. See the following section for comments on sales changes by operating segment.

Gross profit increased 18.6% in the current quarter due to increases in all operating segments. As a percentage of sales, gross profit was 55.6% in the current quarter compared to 51.4% in the prior year first quarter. The increased percentage in the current quarter reflects improved margins for Battery Products, North American Pet Foods and International Pet Foods.

Selling, general and administrative expenses decreased 5.7% in the current quarter due primarily to decreases in Battery Products and favorable mark-to-market adjustments on liabilities denominated in share equivalents. These decreases were partially offset by higher expenses for North American Pet Foods. Selling, general and administrative expenses were 15.9% and 18.5% of sales in the current and prior year first quarters, respectively.

Advertising and promotion expense increased 18.8% in the current quarter due to higher spending by all operating segments. As a percentage of sales, advertising and promotion expense was 16.3% in the current quarter and 15.0% a year ago. Other income/expense, net, was unfavorable $5.0 for the quarter primarily due to lower returns on other investments.

Income taxes, which include federal, state and foreign taxes, were 36.6% of pre-tax earnings before equity earnings for the current quarter compared to 36.0% in the prior year.

OPERATING  SEGMENTS
See Note 2 of the Notes to Condensed Financial Statements for a table of segment sales and profitability for the quarters ended December 31, 1999 and 1998.

Sales for North American Pet Foods increased 7.1% in the quarter on higher volumes. Profitability increased 16.3% in the quarter due to the sales increase coupled with lower ingredient costs, partially offset by increased advertising and promotion expenses.

International Pet Foods' sales increased 1.5% in the quarter as a result of volume increases in most world areas, partially offset by unfavorable net pricing in certain South American markets. Profitability for this segment increased 8.1% in the quarter due to the sales increase and margin improvements as a result of cost reduction programs and plant efficiencies. These favorable results were partially offset by increased advertising and promotion expenses.

Sales for Golden Products increased 20.2% in the quarter due to significant volume increases in scooping litter as well as increased conventional litter volumes. Profitability for Golden Products increased 27.7% due to the sales increase, partially offset by increased advertising and promotion expenses and increased selling costs.

On November 1, 1999, the Company completed the sale of its Energizer Power Systems Original Equipment Manufacturers' (OEM) rechargeable battery business to Moltech Corporation. This business contributed sales of $12.5 and $30.3 in the current and prior year quarters, respectively, and pre-tax operating losses of $2.9 and $4.3, respectively.

Sales for Battery Products increased 12.0% in the quarter. Excluding sales associated with the OEM business, sales increased 15.7%. Strong Energizer branded alkaline volume growth, particularly in the key U.S. market, was partially offset by lower carbon zinc sales in Europe and North America. The alkaline volume growth was fueled by Year 2000 preparedness demands.

Profitability for Battery Products increased 58.3% in the quarter. Excluding the OEM business, profitability increased 54.9% primarily on the sales increase, particularly in North America and Asia with improved results of 44.1% and 46.9%, respectively. Europe also contributed to the increase as lower sales were more than offset by lower production and overhead costs, while South and Central American results were flat.

FINANCIAL  CONDITION
The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in E.I. du Pont de Nemours and Company, Interstate Bakeries Corporation and Conoco Inc. provide additional sources of liquidity. For the quarter ended December 31, 1999, cash flow from operations was $209.3 compared to $108.8 in the prior year quarter. This increase results primarily from higher cash earnings. Current liabilities exceeded current assets by $417.2 at December 31, 1999 and by $440.6 at September 30, 1999.

During the current quarter, the Company received net cash proceeds from the issuance of short-term debt of $118.4 which was used for seasonal working capital needs and for share repurchases. The Company used cash of $233.2 during the current quarter to complete the Board of Directors' previous authorization for share repurchases and repurchase approximately 550,000 shares under a new authorization. As of February 7, 2000, approximately 5,387,000 shares remained under the Board of Directors' authorization dated December 20, 1999 for the purchase of 8,000,000 shares of RAL stock. This authorization is in addition to a continuing authorization permitting the Company to acquire, from time to time and at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

SAILS  MARK-TO-MARKET  ADJUSTMENT
During the quarter ended December 31, 1999, the Company recorded an unrealized after-tax gain of $48.4, or $75.6 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a per share basis, this gain was $.16 per basic and diluted share. During the prior year first quarter, the Company recorded an unrealized gain on the SAILS of $70.2 and $44.9 on a pre-tax and after-tax basis, respectively, or $.15 and $.14 per basic and diluted share, respectively. At December 31, 1999, the cumulative unrealized pre-tax gain since issuance is $199.1, representing the difference between the debt's value at issuance of $480 and the current cash settlement value of the debt, based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $18.125 at December 31, 1999.

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

ESOP  CONVERSION
At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock into RAL Stock in accordance with terms of the Preferred Stock. To effect this conversion, the Company issued 13,505,609 shares held in Treasury and 2,209,192 authorized but previously unissued shares of RAL Stock.

RESTRUCTURING  ACTIVITIES
During the quarter ended December 31, 1999, the Company recorded a net pre-tax restructuring reversal of $5.8 related to prior years' charges. On an after-tax basis, the net reversal was $4.5, or $.02 per basic and diluted share.

The net reversal was comprised of additional charges of $3.8, including $.1 of cash charges and $3.7 of non-cash charges, more than offset by reversals of prior years' charges of $9.6, including $3.2 of cash charges and $6.4 of non-cash charges. The additional charges primarily relate to inventory write-offs, and the reversals primarily relate to adjustments to fixed asset impairment write-offs.

During the quarter ended December 31, 1999, approximately 120 employees were terminated in connection with restructuring accruals established by the Company in fiscal years 1997 through 1999. See the Notes to Condensed Financial Statements for a table that presents, by major cost component and by year of provision, activity during the quarter ended December 31, 1999 related to the Company's restructuring charges.

YEAR  2000  UPDATE
As of the date hereof, the Company has not experienced any significant business disruptions as a result of Year 2000.

SPIN-OFF  OF  EVEREADY  BATTERY  COMPANY,  INC.
On June 10, 1999, the Company announced its intention to separate its Eveready Battery Company, Inc. subsidiary in a tax-free spin-off to shareholders. Completion of the spin-off is expected to occur in April 2000 and is contingent upon a favorable tax ruling from the Internal Revenue Service, effectiveness of a registration statement relating to the spin-off and final approval by the Ralston Purina Company Board of Directors.

FORWARD-LOOKING  STATEMENTS
Statements in this document that are not historical are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include those detailed from time to time in the Company's publicly filed documents, including its Annual Report on Form 10-K for the period ended September 30, 1999.




                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                                                      QUARTER ENDED DECEMBER 31,
                                                      --------------------------

                                                        1999              1998
                                                        ----              ----


Net Sales . . . . . . . . . . . . . . . . . . . . . . . .  $1,414.5   $1,291.8
                                                           ---------  ---------

Costs and Expenses
  Cost of products sold . . . . . . . . . . . . . . . . .     627.5      628.4
  Selling, general and administrative . . . . . . . . . .     225.5      239.2
  Advertising and promotion . . . . . . . . . . . . . . .     230.3      193.9
  Interest expense. . . . . . . . . . . . . . . . . . . .      48.2       49.4
  Unrealized gain on SAILS debt . . . . . . . . . . . . .     (75.6)     (70.2)
  Restructuring reversals . . . . . . . . . . . . . . . .      (5.8)         -
  Other (income)/expense, net . . . . . . . . . . . . . .      (6.0)     (11.0)
                                                           --------   ---------
                                                            1,044.1    1,029.7
                                                           ---------  ---------

Earnings before Income Taxes and
  Equity Earnings . . . . . . . . . . . . . . . . . . . .     370.4      262.1

Income Tax Provision. . . . . . . . . . . . . . . . . . .    (135.4)     (94.3)

Equity Earnings, Net of Taxes . . . . . . . . . . . . . .       7.8        9.0
                                                           ---------  ---------

Net Earnings. . . . . . . . . . . . . . . . . . . . . . .     242.8      176.8

Preferred Stock Dividend, Net of Taxes. . . . . . . . . .         -       (2.6)
                                                           ---------  ---------

Earnings Available to Common Shareholders . . . . . . . .  $  242.8   $  174.2
                                                           =========  =========


Net Earnings Per Share
    Basic . . . . . . . . . . . . . . . . . . . . . . . .  $   0.83   $   0.58
    Diluted . . . . . . . . . . . . . . . . . . . . . . .  $   0.82   $   0.55

See Accompanying Notes to Condensed Financial Statements.





                                 RALSTON PURINA COMPANY AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEET
                                        (CONDENSED AND UNAUDITED)
                                          (DOLLARS IN MILLIONS)


                                                                          DECEMBER 31,    SEPTEMBER 30,
                                                                         --------------  ---------------
                                                                                  1999             1999
                                                                         --------------  ---------------
ASSETS

Current Assets
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .  $       110.4   $         84.7
  Receivables, less allowance for doubtful accounts
    of $25.1 and $24.5, respectively. . . . . . . . . . . . . . . . . .          870.2            715.8
  Inventories
    Raw materials and supplies. . . . . . . . . . . . . . . . . . . . .          108.8            128.5
    Work in process . . . . . . . . . . . . . . . . . . . . . . . . . .           76.6            111.1
    Finished products . . . . . . . . . . . . . . . . . . . . . . . . .          286.5            309.4
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .           66.9            123.0
                                                                         --------------  ---------------
    Total Current Assets. . . . . . . . . . . . . . . . . . . . . . . .        1,519.4          1,472.5

Investments and Other Assets. . . . . . . . . . . . . . . . . . . . . .        2,922.2          2,824.6

Property at Cost. . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,202.7          2,194.8
  Accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .        1,133.4          1,131.1
                                                                         --------------  ---------------
                                                                               1,069.3          1,063.7
                                                                         --------------  ---------------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,510.9   $      5,360.8
                                                                         ==============  ===============


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
  Current maturities of long-term debt. . . . . . . . . . . . . . . . .  $       295.7   $        371.3
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .          809.6            690.5
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          265.3            316.0
  Other current liabilities . . . . . . . . . . . . . . . . . . . . . .          566.0            535.3
                                                                         --------------  ---------------
    Total Current Liabilities . . . . . . . . . . . . . . . . . . . . .        1,936.6          1,913.1

Long-Term Debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1,251.2          1,251.8

Deferred Income Taxes . . . . . . . . . . . . . . . . . . . . . . . . .          461.0            397.4

Other Liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .          551.9            541.5

Shareholders Equity
  Preferred stock . . . . . . . . . . . . . . . . . . . . . . . . . . .              -                -
  Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           32.9             32.9
  Capital in excess of par value. . . . . . . . . . . . . . . . . . . .          173.8            172.8
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . .        2,113.5          1,871.7
  Common stock in treasury, at cost . . . . . . . . . . . . . . . . . .         (722.9)          (493.7)
  Unearned portion of restricted stock. . . . . . . . . . . . . . . . .           (2.5)            (2.9)
  Value of common stock held in Grantor Trust . . . . . . . . . . . . .         (201.0)          (199.6)

    Cumulative translation adjustment . . . . . . . . . . . . . . . . .         (101.7)           (98.4)
    Net unrealized holding gain/(loss) on available-for-sale securities           19.4            (24.5)
    Minimum pension liability . . . . . . . . . . . . . . . . . . . . .           (1.3)            (1.3)
                                                                         --------------  ---------------
  Accumulated other comprehensive income. . . . . . . . . . . . . . . .          (83.6)          (124.2)
                                                                         --------------  ---------------
    Total Shareholders Equity . . . . . . . . . . . . . . . . . . . . .        1,310.2          1,257.0
                                                                         --------------  ---------------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     5,510.9   $      5,360.8
                                                                         ==============  ===============

See Accompanying Notes to Condensed Financial Statements.





                             RALSTON PURINA COMPANY AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (CONDENSED AND UNAUDITED)
                                      (DOLLARS IN MILLIONS)




                                                            QUARTER ENDED DECEMBER 31,
                                                           ----------------------------
                                                             1999                  1998
                                                             -----                 -----
Cash Flow from Operations
  Net earnings. . . . . . . . . . . . . . . . . . . . . .  $242.8                  $176.8
  Unrealized gain on SAILS debt . . . . . . . . . . . .     (75.6)                  (70.2)
  Non-cash items included in income . . . . . . . . . . .   125.3                    92.4
  Changes in assets and liabilities used in operations. .   (83.8)                  (58.7)
  Other, net. . . . . . . . . . . . . . . . . . . . .         0.6                   (31.5)
                                                           --------                -------
    Net cash flow from operations . . . . . . . . . . .     209.3                   108.8
                                                           --------                -------

Cash Flow from Investing Activities
  Property additions, net . . . . . . . . . . . .           (36.1)                  (32.5)
  Other, net. . . . . . . . . . . . . . . . . . . . .        (4.7)                   (3.3)
                                                           -------                 -------
    Net cash used by investing activities . . . . . . .     (40.8)                  (35.8)
                                                           -------                 -------

Cash Flow from Financing Activities
    Net cash proceeds from (payment of) debt. . . . .       118.4                   (38.9)
    Dividends paid. . . . . . . . . . . . . . . . . . .     (29.1)                  (38.5)
    Treasury stock purchases. . . . . . . . . . . . . . .  (233.2)                  (22.6)
    Other, net. . . . . . . . . . . . . . . . . . . . .       1.6                     6.2
                                                           -------                 -------
      Net cash used by financing activities . . . . . . .  (142.3)                  (93.8)
                                                           -------                 -------

Effect of Exchange Rate Changes on Cash . . . . . . . .      (0.5)                    1.0
                                                           -------                 -------

Net Increase (Decrease) in Cash and Cash Equivalents. .      25.7                    (19.8)

Cash and Cash Equivalents, Beginning of Period. . . . .      84.7                     89.8
                                                           -------                  -------
Cash and Cash Equivalents, End of Period. . . . . . . . .  $110.4                   $ 70.0
                                                           =========                =======


See Accompanying Notes to Condensed Financial Statements.


                     RALSTON PURINA COMPANY AND SUBSIDAIRES
                    NOTES TO CONDENSED FINFNACIAL STATEMENTS
                                DECEMBER 31, 1999
                   (Dollars in millions except per share data)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Ralston Purina Company (the Company) Annual Report to Shareholders for the year ended September 30, 1999.

NOTE 2 - Segment sales and profitability for the quarters ended December 31, 1999 and 1998 are as follows:





                                     Quarter ended December 31,
NET SALES. . . . . . . .                         1999        1998
                                              -------      -------
North American Pet Foods                     $   560.6    $  523.2
International Pet Foods.                         106.9       105.3
Golden Products. . . . .                          60.8        50.6
Battery Products . . . .                         686.2       612.7
                                             ---------  ----------
    TOTAL. . . . . . . .                     $ 1,414.5   $ 1,291.8
                                             ========    =========




                                                        Quarter ended December 31,

PROFITABILITY . . . . . . . . . . . . . . . . . . .         1999          1998
                                                          -------       -------
North American Pet Foods. . . . . . . . . . . . . . .  $   130.9         $112.6
International Pet Foods . . . . . . . . . . . . . . .       12.0           11.1
Golden Products . . . . . . . . . . . . . . . . . . .       15.2           11.9
Battery Products. . . . . . . . . . . . . . . . . . .      175.6          110.9
                                                       ----------        -------
    TOTAL SEGMENT PROFITABILITY . . . . . . . . . . .      333.7          246.5
General corporate income/(expenses) (a)       . . . .       13.8            5.1
Amortization of goodwill and other intangible assets.      (10.3)         (10.3)
Unusual items (b)              .. . . . . . . . . . .       81.4           70.2
Interest expense. . . . . . . . . . . . . . . . . . .      (48.2)         (49.4)
                                                       ----------        -------
     EARNINGS BEFORE INCOME TAXES AND EQUITY EARNINGS  $   370.4         $262.1
                                                       ==========        =======


Additionally, segment sales and profitability for the quarters ended March 31, June 30, and September 30, 1999 are as follows:








                                                         Quarter ended
                                         March 31,       June 30,       Sept. 30,
                                         --------        -------        ---------
                                            1999           1999           1999
NET SALES . . . . . . . . . . . . . . . --------------  --------------  --------
North American Pet Foods               $    534.2        $  500.9        $  534.0
International Pet Foods                     102.9           102.2           101.5
Golden Products                              53.5            52.8            59.4
Battery Products                            439.6           432.6           515.1
                                       ----------        --------        --------
    TOTAL                              $  1,130.2        $1,088.5        $1,210.0
                                       ==============    ========        ========










                                                                              Quarter ended

PROFITABILITY. . . . . . . . . . . . . . . . . . . . . . .  March 31,         June 30,         Sept. 30,
                                                            ---------         --------         ---------
                                                              1999              1999             1999
                                                              ----              ----             ----
North American Pet Foods . . . . . . . . . . . . . . . . .   $ 111.7          $ 102.5          $ 112.1
International Pet Foods. . . . . . . . . . . . . . . . . .      11.0              7.7              7.1
Golden Products. . . . . . . . . . . . . . . . . . . .          12.7             11.9             13.1
Battery Products . . . .   . . . . . . . . . . . .              42.4             45.3             76.6
                                                            --------       ----------       -----------
    TOTAL SEGMENT PROFITABILITY. . . . . . . . . .             177.8            167.4            208.9
General corporate income/(expenses) (a). . . . . . . .          11.2              6.6              2.9

Amortization of goodwill and other
      intangible assets.                                       (10.3)           (10.4)           (10.5)
Unusual items (b)         .. . . . . . . . . . . . . . .        18.9            (46.2)            71.4
Interest expense . . . . . . . . . . . . . . . . . . . . .     (44.9)           (45.2)           (43.9)
                                                             --------       ----------       ----------
     EARNINGS BEFORE INCOME TAXES AND EQUITY EARNINGS. . .  $  152.7          $  72.2          $ 228.8
                                                            ================  ===============  ========



(a) Primarily includes general corporate expenses, mark to market adjustments on liabilities denominated in share equivalents, net unallocated pension income and investment income.
(b) Includes unrealized gains or losses on SAILS debt for all quarters; restructuring provisions or reversals for the quarters ended March 31, June 30, September 30 and December 31, 1999; gain on the sale of DuPont stock for the quarters ended June 30 and September 30, 1999; and gain on the conversion of DuPont stock for the quarter ended September 30, 1999.


NOTE 3 - During the quarter ended December 31, 1999, the Company recorded an unrealized after-tax gain of $48.4, or $75.6 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a per share basis, this gain was $.16 per basic and diluted share. For the prior year first quarter, the unrealized gain on the SAILS was $70.2 and $44.9 on a pre-tax and after-tax basis, respectively, or $.15 and $.14 per basic and diluted share, respectively.

At December 31, 1999, the cumulative unrealized pre-tax gain since debt issuance is $199.1, representing the difference between the debt's value at issuance of $480 and the current cash settlement value of the debt, based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $18.125 per share at December 31, 1999.

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

NOTE 4 - During the quarter ended December 31, 1999, the Company recorded a net pre-tax restructuring reversal of $5.8 related to prior years' charges. On an after-tax basis, the net reversal was $4.5, or $.02 per basic and diluted share.

The net reversal was comprised of additional charges of $3.8, including $.1 of cash charges and $3.7 of non-cash charges, more than offset by reversals of prior years' charges of $9.6, including $3.2 of cash charges and $6.4 of non-cash charges. The additional charges primarily relate to inventory write-offs, and the reversals primarily relate to adjustments to fixed asset impairment write-offs.

During the quarter ended December 31, 1999, approximately 120 employees were terminated in connection with restructuring accruals established by the Company in fiscal years 1997 through 1999. The following table presents the activity, including all reserve adjustments and spending against reserve balances for termination benefits and other cash costs, impacting the restructuring reserve during the quarter ended December 31, 1999. This table reflects activity by plan year that each restructuring reserve was taken. Except for disposition of certain assets held for disposal, substantially all actions associated with the total remaining reserve balance will be completed by the end of fiscal 2000.




                     RALSTON PURINA COMPANY AND SUBSIDAIRES
                    NOTES TO CONDENSED FINFNACIAL STATEMENTS
                                DECEMBER 31, 1999
                   (Dollars in millions except per share data)

                         BALANCE   PROVISION/                 BALANCE
                          9/30/99  REVERSALS     ACTIVITY     12/31/99

1995 PLAN
Termination benefits. .         -            -           -           -
Other cash costs. . . .       0.8            -           -         0.8
Fixed asset impairments         -         (3.2)        3.2           -
Other noncash charges .         -            -           -           -
                         --------  ------------  ---------    --------
Total . . . . . . . . .       0.8         (3.2)        3.2         0.8
                         --------   -----------  ---------    --------

1996 PLAN
Termination benefits. .         -            -           -           -
Other cash costs. . . .       0.8            -           -         0.8
Fixed asset impairments         -          1.0        (1.0)          -
Other noncash charges .         -            -           -           -
                         --------  ------------  ---------    --------
Total . . . . . . . . .       0.8          1.0        (1.0)        0.8
                         --------  ------------  ---------    --------

1997 PLAN
Termination benefits. .       6.8         (2.8)       (1.6)        2.4
Other cash costs. . . .       1.7         (0.4)          -         1.3
Fixed asset impairments         -         (2.2)        2.2           -
Other noncash charges .         -          2.7        (2.7)          -
                         --------  ------------  ---------    --------
Total . . . . . . . . .       8.5         (2.7)       (2.1)        3.7
                         --------  ------------  ---------    --------

1998 PLAN
Termination benefits. .       2.4            -        (0.7)        1.7
Other cash costs. . . .       2.0            -        (0.2)        1.8
Fixed asset impairments         -            -           -           -
Other noncash charges .         -            -           -           -
                         --------  ------------  ---------    --------
Total . . . . . . . . .       4.4            -        (0.9)        3.5
                         --------  ------------  ---------    --------

1999 PLAN
Termination benefits. .       0.5          0.1        (0.2)        0.4
Other cash costs. . . .       0.2            -           -         0.2
Fixed asset impairments         -         (1.0)        1.0           -
Other noncash charges .         -            -           -           -
                         --------  ------------  ---------    --------
Total . . . . . . . . .       0.7         (0.9)        0.8         0.6
                         --------  ------------  ---------    --------
          GRAND TOTAL .  $   15.2  $      (5.8)  $       -   $     9.4
                         ========  ============  ==========  =========


NOTE 5 - On November 1, 1999, the Company completed the sale of its Energizer Power Systems Original Equipment Manufacturers' (OEM) rechargeable battery business to Moltech Corporation for approximately $20.

NOTE 6 - At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into Ralston Purina Company common stock (RAL Stock), in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 Treasury shares and 2,209,192 authorized but previously unissued shares of RAL Stock.

NOTE 7 - The components of total comprehensive income for the quarters ended December 31, 1999 and 1998 are as follows:





                                                                 Quarter Ended December 31,
                                                                 1999      1998
                                                              ---------  -------
Net Earnings . . . . . . . . . . . . . . . . . . . . . . . . .  $ 242.8   $  176.8
  Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustments . . . . . . . . .     (3.3)       9.5
    Unrealized gains/(losses) on available-for-sale securities     43.9      (46.4)
                                                                --------     ------
Total Other Comprehensive Income . . . . . . . . . . . . .         40.6      (36.9)
                                                                -------     -------
              Total Comprehensive Income . . . . . . . . . . .  $ 283.4     $139.9
                                                                =======     =======

NOTE 8 - Other (income)/expense, net, for the quarters ended December 31, 1999 and 1998, consists of the following:





                                                Quarter ended December 31,
                                                  1999             1998
                                              ----------         -------
Net translation and exchange loss. . . .    .  $  1.1             $  1.5
Dividends on available-for-sale securities       (7.0)              (7.9)
Return on other investments. . . . . . . .        0.8               (3.1)
Miscellaneous (income)/expense . . . . . .       (0.9)              (1.5)
                                               -------            -------
                                               $ (6.0)            $(11.0)
                                                =======           =======


NOTE 9 - The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 1999 and 1998.




                         RALSTON PURINA COMPANY AND SUBSIDAIRES
                        NOTES TO CONDENSED FINFNACIAL STATEMENTS
                                   DECEMBER 31, 1999
                      (Dollars in millions except per share data)


                                                   Quarter Ended December 31,
                                                   --------------------------
                                                    1999               1998
                                                   ------              -------
Numerator:
   Net Earnings . . . . . . . . . . . . . . . . .  $ 242.8             $176.8
   Preferred stock dividends. . . . . . . . .          -                 (2.6)
   Numerator for basic earnings per share -        -------             -------
        Earnings available to common shareholders  $ 242.8             $174.2

   Effect of dilutive securities:
        ESOP stock. . . . . . . . . . . . . . .        -                  2.5
   Numerator for diluted earnings per share -      -------             -------
        Earnings available to common shareholders  $ 242.8             $176.7
                                                   -------             -------

Denominator:
   Denominator for basic earnings per share -
          weighted average shares * . . . . . .      292.2              299.1

   Effect of dilutive securities:
          ESOP stock. . . . . . . . . . . .           -                  16.2
          Stock options . . . . . . . . . . . .        2.9                4.1
                                                   -------             -------
   Dilutive potential common shares . . . . . . .      2.9               20.3

   Denominator for diluted earnings per
          share - adjusted weighted average
          shares and assumed conversions. . . . .    295.1              319.4
                                                    =======            =======
Net earnings per share:
   Basic. . . . . . . . . . . . . . . . . . . . .  $   0.83            $ 0.58
   Diluted. . . . . . . . . . . . . . . . . . . .  $   0.82            $ 0.55



*Weighted average shares used for the computation of basic earnings per share excludes 13,785,000 and 13,559,000 shares of common stock held by the Company's Grantor Trust at December 31, 1999 and 1998, respectively.


NOTE 10 - At December 31, 1999, there were 290,116,000 shares of common stock outstanding, exclusive of 24,654,000 shares held in treasury and 13,785,000 Grantor Trust shares. At September 30, 1999, there were 297,673,000 shares of common stock outstanding, exclusive of 17,149,000 shares held in treasury and 13,733,000 Grantor Trust shares.

NOTE  11  -  Investments  and  Other  Assets  consist  of  the  following:







                                        Dec. 31,          Sept. 30,
                                         1999                 1999
                                       ---------            --------

Goodwill. . . . . . . . . . . . . .  $   493.2             $   499.9
Other intangible assets . . . . . .      227.4                 215.3
Investments in affiliated companies      373.6                 363.7
Available-for-sale securities . . .    1,254.2               1,185.5
Deferred charges and other assets .      573.8                 560.2
                                     ---------             ---------
                                     $ 2,922.2             $ 2,824.6
                                     ==========             ========

NOTE 12 - Available-for-sale securities at September 30 and December 31, 1999 consist primarily of shares of DuPont common stock and Conoco, Inc. (Conoco) B common stock. Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding gain/(loss), tax (provision)/benefit, and net unrealized holding gain/(loss) for these securities as of September 30 and December 31, 1999. The changes in net unrealized holding gain/(loss), net of tax, for the quarters ended December 31, 1999 and 1998 are included as a component of Other Comprehensive Income as shown in Note 7, above.







                                 Gross Unreliazed       Tax             Net Unrealized
                    Aggregate       Holding           (Provision)/          Holding
                    Fair Value     Gain/(Loss)          Benefit          Gain/(Loss)
                    ----------   ----------------    -------------       ---------------
December 31, 1999. $ 1,254.2     $ 30.4               ($11.0)            $ 19.4
September 30, 1999  $1,185.5     ($38.3)               $13.8             ($24.5)


PART  II  -     OTHER  INFORMATION
                ------------------


There is no information required to be reported under any items except those indicated below.

Item  4.     Submission  of  Matter  to  a  Vote  of  Security  Holders
             ----------------------------------------------------------

The Company held its Annual Meeting of Shareholders on January 27, 2000, for the purpose of electing five directors to serve three-year terms ending in January 2003, to ratify the Board of Directors' appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending September 30, 2000, and to approve the adoption of the Ralston Purina Company Executive Incentive Compensation Plan.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:






                                        VOTES          VOTES
                                        FOR            WITHHELD
John H. Biggs. . . . . . . . . . .  254,689,144        3,240,172

David C. Farrell . . . . . . . . .  254,745,719        3,183,597

J. Patrick Mulcahy . . . .   . . .  253,960,863        3,968,453

William P. Stiritz . . . . . . . .  253,538,367        4,390,949

Ronald L. Thompson . . . . . .   .  254,676,282        3,253,034







                                      VOTES        VOTES       VOTES
                                      FOR          AGAINST     ABSTAINED

Ratification of
PricewaterhouseCoopers LLP . . . . .  254,676,033   1,756,587  1,496,696


Adoption of the Ralston Purina
Company Executive Incentive
Compensation Plan                     234,524,131  18,753,352  4,651,833


Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

     (a)    Exhibits  filed  with  this  Report:

            (10)(i) Ralston Purina Company Executive Incentive Compensation Plan, incorporated by reference to Appendix A of the Company's Proxy Statement dated December 10, 1999

            (10)(ii)      Form  of  Amendment  to  1998  Leveraged  Incentive
                        Award


            (10)(iii)     Amendment  to  Executive  Health  Plan  dated
                        December  16,  1999

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



     RALSTON  PURINA  COMPANY
     ------------------------------------------
     Registrant


     By:/s/ James R. Elsesser
     James  R.  Elsesser
     Vice  President,  Chief  Financial  Officer
     and  Treasurer


Date:  February  14,  2000

EXHIBIT  INDEX
---------------------


Exhibits
----------

     EX-27     Financial  data  schedule  for  1st  Quarter  2000
               (provided  electronically)


     EX-10     Material Contracts


               (10)(ii)   Form  of  Amendment  to  1998  Leveraged  Incentive
                          Award

               (10)(iii) Amendment to Executive Health Plan dated December 16, 1999



Exhibit  27
(Document  prepared  on  Edgar)