Form 10-Q
period 2000-03-31
RALSTON PURINA CO
filed 2000-05-12
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2000

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

     YES:   X     NO:  _____
          ---

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on May 11, 2000: 306,760,333

PART  I  -     FINANCIAL  INFORMATION



                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
        ----------------------------------------------------------------

OPERATING  RESULTS
Net earnings for the six months ended March 31, 2000 were $385.8, or $1.33 and $1.32 per share on a basic and diluted basis, respectively, compared to $284.0, or $.92 and $.89 per basic and diluted share, in the prior year. Included in net earnings for the current six months are earnings from continuing operations of $286.2, or $.99 and $.98 per basic and diluted share, respectively, and net earnings from discontinued operations of $99.6, or $.34 per basic and diluted share. For the prior year six months, net earnings included earnings from continuing operations of $236.2, or $.76 and $.74 per basic and diluted share, respectively, and net earnings from discontinued operations of $47.8, or $.16 and $.15 per basic and diluted share. Net earnings from discontinued operations for both periods represents results of the Battery Products business (Energizer), which was spun-off on April 1, 2000. Pro forma comparisons are presented below to reflect the impact of the spin-off.

Pro forma earnings from continuing operations for the current six months were $293.9 and include a net pro forma adjustment of $7.7 and several unusual items, which increased earnings by $125.0, as follows: an unrealized after-tax gain of $86.8, or $.30 and $.29 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt; an after-tax gain of $7.1, or $.02 per basic and diluted share, on the sale of shares of E.I. du Pont de Nemours and Company (DuPont) common stock; and capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share. The net pro forma adjustment in each period represents a reduction in interest expense due to the change in debt structure associated with the spin-off of Energizer, net of an adjustment to income taxes to reflect the Company's post-spin-off tax rate.

Pro forma earnings from continuing operations for the prior year six-month period were $244.0 and include a net pro forma adjustment of $7.8 and an unrealized after-tax gain of $93.3, or $.30 and $.29 per basic and diluted share, respectively, representing a market value adjustment of the Company's SAILS debt.

Pro forma earnings from continuing operations before unusual items for the six months ended March 31, 2000 were $168.9, or $.58 per basic and diluted share, compared to $150.7, or $.48 and $.47 per basic and diluted share, respectively, in the prior year. The $18.2 increase, or 12%, was primarily attributable to higher operating earnings from each of the Company's operating segments.

For the quarter ended March 31, 2000, net earnings were $143.0, or $.49 per basic and diluted share, compared to $107.2, or $.34 per basic and diluted share for the same quarter in 1999. Net earnings for the current quarter include earnings from continuing operations of $151.1, or $.52 per basic and diluted share, and a net loss from discontinued operations of $8.1, or $.03 per basic and diluted share. Net earnings for the prior year quarter include earnings from continuing operations of $120.8, or $.38 per basic and diluted share, and a net loss from discontinued operations of $13.6, or $.04 per basic and diluted share.

Pro forma earnings from continuing operations were $156.5 for the current quarter and include a pro forma adjustment of $5.4 and unusual items which increased earnings by $76.6. These unusual items include the aforementioned gain on the sale of DuPont stock of $7.1 and capital loss tax benefits of $31.1, and also a market adjustment of the Company's SAILS debt of $38.4. Prior year second quarter pro forma earnings from continuing operations were $126.1 and include a pro forma adjustment of $5.3 and a market adjustment of the Company's SAILS debt of $48.4.

Pro forma earnings from continuing operations before unusual items were $79.9, or $.28 per basic and diluted share, for the current quarter, compared to $77.7, or $.25 per basic and diluted share for the prior year quarter. The earnings increase was attributable to higher operating earnings.

RESULTS  OF  CONTINUING  OPERATIONS
Net sales increased 3.6% in the six months ended March 31, 2000 and were flat in the quarter. In the six months, sales increased on higher sales in each of the Company's operating segments. In the quarter, sales were flat as increases in International Pet Foods and Golden Products were offset by a decrease in North American Pet Foods. See the following section for comments on sales changes by operating segment.

Gross profit increased $80.8 in the current six months and $23.5 in the current quarter due to increases in all operating segments. As a percentage of sales, gross profit was 60.0% in the current year six months compared to 56.3% a year ago. In the current quarter, the gross profit percentage was 60.2% compared to 56.8% in the prior year second quarter. The increased percentage in both current year periods reflects margin improvements in North American Pet Foods and International Pet Foods, partially offset by decreased margins in Golden Products.

Selling, general and administrative expenses increased 5.1% in the current six months and 13.9% in the quarter. This increase for the six months is attributable to increases in North American Pet Foods and International Pet
Foods. For the quarter, the increase is primarily due to increases in International Pet Foods and unfavorable mark-to-market comparisons on liabilities denominated in share equivalents. Selling, general and administrative expenses increased to 17.1% and 18.5% of sales in the current six-month period and current quarter, respectively, from 16.9% and 16.2% in the same periods a year ago.

Advertising and promotion expense increased 12.1% in the current six months due to increases in all operating segments. In the quarter, advertising and promotion expense increased 4.0% due to increases in International Pet Foods and Golden Products. As a percentage of sales, advertising and promotion expense was 22.0% and 21.6% in the current six months and second quarter, respectively, compared to 20.3% and 20.8% in the same periods a year ago.

Other income/expense, net, was $3.0 unfavorable for the six months and $3.6 favorable in the quarter. The unfavorable variance for the six months was primarily due to lower dividend income from the Company's investments in DuPont and Conoco Inc. (Conoco) common stock. For the quarter, the favorable variance was primarily attributable to higher returns on other investments and lower translation and exchange losses, partially offset by lower dividend income.

Income taxes include federal, state and foreign taxes. Pro forma income taxes, excluding the aforementioned unusual items in each period, were 34.5% and 34.0% of pre-tax earnings before equity earnings for the current year six months and second quarter, respectively, compared to 33.5% in both of the prior year periods.

BUSINESS  SEGMENTS
See Note 3 of the Notes to Condensed Financial Statements for a table of segment sales and profitability for the quarters ended March 31, 2000 and 1999.

Sales for North American Pet Foods increased 2% in the six months and decreased 3% in the quarter. The sales increase for the six months was attributable to volume increases in the first quarter, partially offset by volume declines in the second quarter. In the second quarter, increased super premium branded sales were more than offset by lower volumes caused by pantry loading by consumers related to Year 2000 uncertainties, elimination of lower margin products and the timing of promotional activity.

Profitability for this segment increased 10% in the six months and 4% in the quarter. The six months' profitability increase resulted from higher volumes and lower ingredient costs, partially offset by unfavorable package size mix and increased advertising and promotion expense. In the quarter, lower volumes and unfavorable package size mix were more than offset by lower ingredient costs.

International Pet Foods' sales increased 5% in the six months and 9% in the quarter. These increases are the result of volume increases in all regions, partially offset by unfavorable product mix in certain South American markets. Profitability for this segment increased 11% in the six months and 14% in the quarter. These increases are primarily due to the sales increase as well as improved margins, partially offset by increased advertising and promotion expenses and increased selling, general and administrative expenses.

Sales for Golden Products increased 18% in the six months and 16% in the quarter due to significant volume increases in scooping litter as well as increased conventional litter volumes. Profitability for Golden Products increased 23% in the six months and 18% in the quarter due to the sales increase, partially offset by increased product costs and higher advertising and promotion expenses.

FINANCIAL  CONDITION
The Company's primary source of liquidity is cash flow generated from continuing operations. The Company's investments in DuPont, Interstate Bakeries Corporation (IBC) and Conoco provide additional sources of liquidity. For the six months ended March 31, 2000, cash flow from continuing operations was $141.2 compared to $181.6 in the six months ended March 31, 1999. The decrease in cash flow in the current six months results from changes in working capital items, primarily increased accounts receivable and decreased current liabilities.

Current liabilities exceeded current assets by $308.2 at March 31, 2000, which includes $220.8 of SAILS debt that is expected to be settled with IBC shares on August 1, 2000. The improved working capital position at March 31, 2000 results from a decrease in notes payable and current maturities of long-term debt.

In preparation for the spin-off of Energizer on April 1, 2000, the Company received during the quarter $478 from new borrowings and then assigned this debt to Energizer. The majority of the proceeds from the borrowings were used by the Company to pay down its short-term debt.

During the current six months, the Company received proceeds from the sale of DuPont common stock of $88.6.

The Company used cash of $340.4 during the six months for share repurchases. As of May 10, 2000, approximately 1,136,600 shares remained under the Board of Directors' authorization dated December 20, 1999 for the purchase of 8,000,000 shares of RAL Stock. This authorization is in addition to a continuing authorization permitting the Company to acquire, from time to time and at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

SAILS  MARK-TO-MARKET  ADJUSTMENT
Results for the current six months include an unrealized after-tax gain of $86.8, or $135.6 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a per share basis, this gain was $.30 and $.29 per basic and diluted share, respectively. During the prior year six-month period, the Company recorded an unrealized gain on the SAILS debt of $145.8 and $93.3 on a pre-tax and after-tax basis, respectively, or $.30 and $.29 per basic and diluted share. At March 31, 2000, the cumulative unrealized pre-tax gain since issuance is $259.1, representing the difference between the debt's value at issuance of $480 and the current cash settlement value of the debt based on 15.5 million shares of IBC common stock and an IBC stock price of $14.25 at March 31, 2000.

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

The Company advises readers that various risks and uncertainties could affect its financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. These risks and uncertainties include those detailed from time to time in the Company's publicly-filed documents, including its Annual Report on Form 10-K for the period ended September 30, 1999.


                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


                               QUARTER ENDED MARCH 31, SIX MONTHS ENDED MARCH 31,
                             ----------------------    -------------------------
                                     2000      1999     2000       1999
                                     ----      ----     ----        ----
Net Sales                            $690.8   $690.6   $1,419.1   $1,369.7
                                     -------  -------  ---------  ---------

Costs and Expenses
Cost of products sold                 274.9    298.2     567.5      598.9
Selling, general and administrative   127.5    111.9     242.6      230.9
Advertising and promotion             149.5    143.7     312.2      278.4
Interest expense                       44.8     45.2      91.4       92.9
Unrealized gain on SAILS debt         (60.0)   (75.6)   (135.6)    (145.8)
Gain on sale of stock                 (11.1)      -      (11.1)        -
Other (income)/expense, net           (10.4)    (6.8)    (16.9)     (19.9)
                                     -------   -------  -------    -------
                                      515.2    516.6    1,050.1   1,035.4
                                     -------  -------  ---------  ---------

Earnings from Continuing
  Operations before
   Income Taxes and Equity
   Earnings                          175.6     174.0      369.0     334.3

Income Tax Provision                 (30.5)    (61.4)     (96.6)   (115.3)

Equity Earnings, Net of Taxes          6.0       8.2       13.8      17.2
                                    -------   -------   ---------  --------

Earnings from Continuing
   Operations                        151.1     120.8      286.2      236.2

Net Earnings/(Loss) from
   Discontinued Operations            (8.1)    (13.6)      99.6       47.8
                                    -------   -------   ---------  ---------

Net Earnings                         143.0     107.2      385.8      284.0

Preferred Stock Dividend,
   Net of Taxes                        -         -         -          (2.6)
                                   -------   -------  ---------  ---------

Earnings Available to Common
   Shareholders                     $143.0   $107.2     $385.8      $281.4
                                   =======  =======  =========   =========

Cash Dividends Declared per
  Common Share                        $0.17    $0.20      $0.17       $0.20
                                   =======  =======   =========   =========

Earnings Per Share
Basic
Earnings from continuing
  operations                         $0.52    $0.38      $0.99      $0.76
Net earnings/(loss) from
  discontinued operations            (0.03)   (0.04)      0.34       0.16
                                    -------   -------   -------   --------
Net Earnings                         $0.49    $0.34      $1.33      $0.92
                                    =======  =======  =========  =========

Diluted
Earnings from continuing
  operations                        $0.52    $0.38       $0.98      $0.74
Net earnings/(loss) from
 discontinued operations            (0.03)   (0.04)       0.34       0.15
                                    ------  -------    -------    -------
Net Earnings                        $0.49    $0.34       $1.32      $0.89
                                   =======  =======    =======    ========


See Accompanying Notes to Condensed Financial Statements.


                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                             (CONDENSED AND UNAUDITED)
                               (DOLLARS IN MILLIONS)

                                                  MARCH 31,            SEPTEMBER 30,
                                                 ---------            -------------
                                                    2000                  1999
                                                    ----                  ----
                       ASSETS
Current Assets
Cash and cash equivalents                         $   133.4         $     56.6
Receivables, less allowance for doubtful
  Accounts of $4.5  and $4.7, respectively            211.8              203.6
Inventories
Raw materials and supplies                             50.4               45.2
Finished products                                      79.5               74.0
Other current assets                                   12.4               38.8
                                                    ----------       ---------
Total Current Assets                                  487.5              418.2

Investments and Other Assets                        2,254.3            2,403.8

Investment in Discontinued Operations                 697.6            1,323.7

Property at Cost                                    1,204.6            1,164.2
Accumulated depreciation                              598.3              574.7
                                                  ----------         ---------
                                                      606.3              589.5
                                                  ----------         ---------
Total                                              $4,045.7           $4,735.2
                                                 ==========          =========


LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
Current maturities of long-term debt              $   234.4          $   370.1
Notes payable                                         162.4              572.0
Accounts payable                                      135.0              177.2
Other current liabilities                             263.9              266.3
                                                  ----------         ---------
Total Current Liabilities                             795.7            1,385.6

Long-Term Debt                                      1,249.7            1,249.9

Deferred Income Taxes                                 391.2              435.2

Other Liabilities                                     420.0              407.5

Shareholders Equity
Common stock                                           32.9               32.9
Capital in excess of par value                        177.5              172.8
Retained earnings                                   2,198.2            1,871.7
Common stock in treasury, at cost                  (1,018.2)            (493.7)
Unearned portion of restricted stock                   (0.8)              (2.9)
Value of common stock held in Grantor Trust             -               (199.6)

Cumulative translation adjustment                    (100.8)             (98.4)
Net unrealized holding loss on available-for-sale
  securities                                          (98.4)             (24.5)
Minimum pension liability                              (1.3)              (1.3)
                                                  ----------          ---------
Accumulated other comprehensive income               (200.5)            (124.2)
                                                  ----------          ---------
Total Shareholders Equity                           1,189.1             1,257.0

                                                  ----------          ---------
Total                                             $ 4,045.7         $   4,735.2
                                                  ==========          =========

See Accompanying Notes to Condensed Financial Statements.



                        RALSTON PURINA COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (CONDENSED AND UNAUDITED)
                                 (DOLLARS IN MILLIONS)


                                                             SIX MONTHS ENDED MARCH 31,
                                                             --------------------------
                                                                     2000       1999
                                                                   --------  --------
Cash Flow from Operations
Net earnings                                                      $  385.8  $  284.0
Unrealized gain on SAILS debt                                       (135.6)   (145.8)
Net earnings from discontinued operations                            (99.6)    (47.8)
Gain on sale of investments in common stock                          (11.1)      -
Non-cash items included in income                                     72.6     121.6
Changes in assets and liabilities used in operations                 (41.4)     16.5
Other, net                                                           (29.5)    (46.9)
                                                                    --------  --------
Cash flow from continuing operations                                 141.2     181.6
Cash flow from discontinued operations                               230.9     163.5
                                                                    --------  --------
Net cash flow from operations                                        372.1     345.1
                                                                    --------  --------

Cash Flow from Investing Activities
Property additions, net                                              (51.5)    (48.9)
Proceeds from the sale of investments in common stock                 88.6       -
Other, net                                                           (21.2)     1.5
                                                                    --------  --------
Cash from (used by) investing activities - continuing operations      15.9     (47.4)
Cash from (used by) investing activities - discontinued operations    10.4     (16.8)
                                                                    --------  --------
Net cash from (used by) investing activities                          26.3     (64.2)
                                                                    --------  --------

Cash Flow from Financing Activities
Net cash payment of debt                                            (408.9)   (123.6)
Dividends paid                                                       (57.9)    (69.9)
Treasury stock purchases                                            (340.4)    (82.3)
Other, net                                                             5.3       6.6
                                                                    --------  --------
Cash used by financing activities - continuing operations           (801.9)   (269.2)
Cash from (used by) financing activities - discontinued operations   480.9      (2.9)
                                                                    --------  --------
Net cash used by financing activities                               (321.0)   (272.1)
                                                                    --------  --------

Effect of Exchange Rate Changes on Cash                               (0.6)     (1.3)
                                                                    --------  -------

Net Increase in Cash and Cash Equivalents                             76.8       7.5

Cash and Cash Equivalents, Beginning of Period                        56.6      40.5
                                                                  --------   --------
Cash and Cash Equivalents, End of Period                          $  133.4   $  48.0
                                                                  ========   ========


See Accompanying Notes to Condensed Financial Statements.


                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                   (Dollars in millions except per share data)

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

NOTE 2 - On April 1, 2000, the Company completed the tax-free spin-off to shareholders of its Battery Products business (Energizer). This segment is accounted for as a discontinued operation in the financial statements and related notes for all periods presented. See notes 3 and 16 which present quarterly restatements for fiscal 2000 and fiscal 1999.

NOTE 3 - Segment sales and profitability for the quarters and six months ended March 31, 2000 and 1999 are as follows. Sales and profitability for the quarter and six months ended March 31, 1999 have been restated to reflect the spin-off of the Battery Products segment, as discussed in Note 2, above.


                                       Quarter ended           Six Months ended
                                         March 31,              March 31,
NET SALES                                2000    1999             2000      1999
                                        -----    ----             -----   ------
North American Pet Foods                 $516.7  $534.2          $1,077.3  $1,057.4
International Pet Foods                   111.8   102.9             218.7     208.2
Golden Products                            62.3    53.5             123.1     104.1
                                       --------  ------        ----------  --------
TOTAL                                    $690.8  $690.6          $1,419.1  $1,369.7
                                        ======   ======          ========  ========


                                                      Quarter  ended      Six Months
                                                       March 31,           ended March 31,
PROFITABILITY                                           2000     1999     2000     1999
                                                       -------  -------  -------  -------
North American Pet Foods                               $116.1   $111.7   $ 247.0   $ 224.3
International Pet Foods     .                            12.5     11.0      24.5      22.1
Golden Products                                          15.0     12.7      30.2      24.6
                                                       -------  -------  -------   -------
TOTAL SEGMENT PROFITABILITY                             143.6    135.4     301.7     271.0

General corporate income/(expenses) (a)                  10.3     12.3      20.8      18.5

Amortization of goodwill and other intangible assets     (4.6)    (4.1)     (8.8)     (8.1)
Unusual items (b)                                        71.1     75.6     146.7     145.8
Interest expense                                        (44.8)   (45.2)    (91.4)    (92.9)
                                                       -------  -------  --------   -------
EARNINGS BEFORE INCOME TAXES AND EQUITY EARNINGS     $  175.6  $ 174.0   $ 369.0   $ 334.3
                                                       =======  =======  ========  ========

(a) Primarily includes general corporate expenses, mark to market adjustments on liabilities denominated in share equivalents, net unallocated pension income and investment income.
(b) Includes unrealized gains on SAILS debt for all periods and a gain on the sale of DuPont stock for the quarter and six months ended March 31, 2000.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                   (Dollars in millions except per share data)

Restated segment sales and profitability for the third and fourth quarters of fiscal 1999 and full year fiscal 1999 are presented below to reflect the spin-off of the Battery Products business.



NET SALES                                   3rd Qtr  4th Qtr  Year 1999
                                           -------  -------  ----------
North American Pet Foods                    $500.9    $534.0   $2,092.3
International Pet Foods                      102.2     101.5      411.9
Golden Products                               52.8      59.4      216.3
                                           -------    -------   -------
TOTAL                                       $655.9    $694.9   $2,720.5
                                            =======   =======  ========



PROFITABILITY                                              3rd Qtr  4th Qtr   Year 1999
                                                          -------  -------  -----------
North American Pet Foods                                   $ 102.5    $112.1    $438.9
International Pet Foods     .                                  7.7       7.1      36.9
Golden Products                                               11.9      13.1      49.6
                                                           -------    -------   -------
TOTAL SEGMENT PROFITABILITY                                  122.1      132.3    525.4

General corporate income/(expenses) (a)                        1.8        3.7      24.0

Amortization of goodwill and other intangible assets          (4.3)      (4.1)    (16.5)
Unusual items (b)                                              2.7       64.2     212.7
Interest expense                                             (43.9)     (42.8)   (179.6)
                                                           -------     -------  --------
EARNINGS BEFORE INCOME TAXES
   AND EQUITY EARNINGS                                      $ 78.4    $ 153.3   $ 566.0
                                                           ========   =======   ========

(a) Primarily includes general corporate expenses, mark to market adjustments on liabilities denominated in share equivalents, net unallocated pension income and investment income.
(b) Includes unrealized gains on SAILS debt in all periods; a restructuring reversal in the 3rd quarter; and gains on the sale or conversion of DuPont stock in all periods.

NOTE 4 - During the six months and quarter ended March 31, 2000, the Company recorded an unrealized after-tax gain of $86.8 and $38.4, respectively, or $135.6 and $60.0 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a per share basis, this gain was $.30 and $.29 per basic and diluted share, respectively, for the six months and $.13 per basic and diluted share for the quarter. For the prior year, the unrealized after-tax gain was $93.3 and $48.4 for the six months and quarter, respectively, or $.30 and $.29 per basic and diluted share for the six months and $.15 per basic and diluted share for the quarter. The prior year six-month and quarter pre-tax unrealized gains were $145.8 and $75.6, respectively.

At March 31, 2000, the cumulative unrealized pre-tax gain since debt issuance is $259.1, representing the difference between the debt's value at issuance of $480 and the current cash settlement value of the debt, based on 15.5 million shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $14.25 per share at March 31, 2000.

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



                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                   (Dollars in millions except per share data)

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

NOTE 5 - During the quarter and six months ended March 31, 2000, the Company sold shares of its investment in E.I. du Pont de Nemours and Company (DuPont) common stock for $88.6 and recorded an $11.1, pre-tax, or $7.1, after-tax, gain on this sale. The cost basis of these shares was determined using the average cost method. On a per share basis, this gain was $.02 per basic and diluted share for the quarter and six months.

NOTE 6 - Current quarter and six-month results include capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share for the quarter and six months. These benefits relate to the sale and reorganization of two of the Company's subsidiaries.

NOTE 7 - The components of total comprehensive income for the quarter and six-month periods ended March 31, 2000 and 1999 are as follows:



                                             Quarter Ended          Six Months Ended
                                              -------------          ----------------
                                              3/31/00    3/31/99    3/31/00    3/31/99
                                             ---------  ---------  ---------  ---------
Net Earnings                                  $ 143.0   $ 107.2    $ 385.8    $ 284.0
Other Comprehensive Income, Net of Tax
Foreign currency translation adjustments           .9     (20.1)      (2.4)     (10.6)
Unrealized gains/(losses) on available-for-
   sale securities                             (110.7)     71.7      (66.8)      25.3
   Reclassification adjustment                   (7.1)      -         (7.1)       -
                                             ---------  ---------  ---------  ---------
Total Other Comprehensive Income               (116.9)     51.6      (76.3)      14.7
                                             ---------  ---------  ---------  ---------
Total Comprehensive Income                      $26.1    $158.8     $309.5     $298.7
                                             =========  =========  =========  =========

NOTE 8 - Other (income)/expense, net, for the six months ended March 31, 2000 and 1999, consists of the following:

                                          Six Months Ended March 31,
                                                2000     1999
                                              -------  -------
Dividends on available-for-sale securities    $(13.6)  $(15.8)
Return on other investments                     (1.8)    (2.3)
Miscellaneous (income)/expense                  (1.5)    (1.8)
                                              -------  -------
                                              $(16.9)  $(19.9)
                                              =======  =======

NOTE 9 - At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into Ralston Purina Company common stock (RAL Stock), in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 Treasury shares and 2,209,192 authorized but previously unissued shares of RAL Stock.

NOTE 10 - The following table sets forth the computation of basic and diluted earnings per share for the quarters and six-month periods ended March 31, 2000 and 1999.






                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                   (Dollars in millions except per share data)


                                         Quarter Ended      Six Months
                                          March  31,         Ended  March 31,
                                         -------------      ----------------
                                           2000     1999      2000    1999
                                          ------  ------     ------  -------
Numerator:
Earnings from continuing operations       $ 151.1  $ 120.8  $ 286.2  $ 236.2
Preferred stock dividends                     -       -         -      (2.6)
                                           ------  ------  ------    -------
Numerator for basic earnings per share -
Earnings from continuing operations
available to common shareholders          $ 151.1  $ 120.8  $ 286.2  $ 233.6

Effect of dilutive securities:
ESOP stock                                    -        -                 2.4
                                         -------  -------  ------    -------
Numerator for diluted earnings per
  share -
Earnings from continuing operations
available to common shareholders          $ 151.1  $ 120.8  $ 286.2  $ 236.0
                                          -------  -------  ------   -------
Net earnings (loss) from discontinued
  operations                              $  (8.1) $ (13.6) $  99.6    $47.8
                                           -------  -------  ------   ------

Denominator:
Denominator for basic earnings per share -
weighted average shares *                   288.1   314.5     290.2    306.7

Effect of dilutive securities:
ESOP stock                                    -       -         -        8.1
Stock options                                 2.4     3.0       2.5      3.5
                                            -----  -----      -----    -----
Dilutive potential common shares              2.4     3.0       2.5     11.6

Denominator for diluted earnings per
share - adjusted weighted average
shares and assumed conversions              290.5   317.5     292.7    318.3
                                            =====   =====     =====    =====

Basic earnings per share:
Earnings from continuing operations        $ 0.52  $ 0.38   $  0.99   $ 0.76
Net earnings (loss) from discontinued
  operations                                (0.03)  (0.04)     0.34     0.16
                                          -------  -------  -----      -----
Net earnings                               $ 0.49  $ 0.34   $  1.33   $ 0.92
                                           =======  =======  =======  =======

Diluted earnings per share:
Earnings from continuing operations        $ 0.52  $ 0.38   $ 0.98    $ 0.74
Net earnings (loss) from discontinued
   operations                               (0.03)  (0.04)    0.34      0.15
                                          -------  -------  -----      -----
Net earnings                                $0.49   $0.34   $ 1.32    $ 0.89
                                           =======  =======  =====   =======

* Weighted average shares used for the computation of basic earnings per share excludes 13,621,000 shares of common stock held by the Company's Grantor
    Trust at March 31,1999.   The  Grantor  Trust held  no  shares  at
    March  31,  2000.  See  Note  11.

NOTE 11 - At March 31, 2000, there were 286,658,000 shares of common stock outstanding, exclusive of 41,922,000 shares held in treasury. At September 30, 1999, there were 297,673,000 shares of common stock outstanding, exclusive of 17,149,000 shares held in treasury and 13,733,000 Grantor Trust shares. On March 30, 2000, the Company exchanged its commercial paper with a maturity of approximately 30 days for the RAL common shares then held by the Grantor Trust. Upon maturity of the commercial paper, the Company exchanged with the Grantor Trust the commercial paper for 21,535,675 RAL common shares with a value of $367.5.







                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                   (Dollars in millions except per share data)

NOTE  12  -  Investments  and  Other  Assets  consist  of  the  following:


                                                March 31,         Sept. 30,
                                                  2000              1999
                                                --------          --------

Goodwill                                        $  290.0          $  294.9
Other intangible assets                            133.8             120.9
Investments in affiliated companies                377.3             363.7
Available-for-sale securities                      992.5           1,185.5
Deferred charges and other assets                  460.7             438.8
                                                --------          --------
                                                $ 2,254.3        $ 2,403.8
                                                =========        =========


NOTE 13 - Available-for-sale securities at March 31, 2000 and September 30, 1999 consist primarily of shares of DuPont common stock and Conoco, Inc. (Conoco) B common stock. Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for these securities as of March 31, 2000 and September 30, 1999. The changes in net unrealized holding loss, net of tax, for the quarters and six-month periods ended March 31, 2000 and 1999 are included as a component of Other Comprehensive Income as shown in Note 7, above.


                    Aggregate   Gross Unrealized                      Net Unrealized
                    Fair Value   Holding Loss         Tax Benefit      Holding Loss
                    -----------  ---------------      -----------     --------------
March 31, 2000         $992.5      ($153.7)             $ 55.3           ($98.4)
September 30, 1999   $1,185.5       ($38.3)              $13.8           ($24.5)


NOTE 14 - In fiscal year 1997, the Company changed its method of computing foreign tax credits and recognized tax benefits of approximately $24 related to foreign tax credit refund claims for years 1993 through 1995. The Internal Revenue Service has denied this refund claim and the Company plans to litigate this issue. While it is difficult to quantify with certainty the potential impact of this issue, based upon the information currently available, the Company believes that the ultimate resolution of this issue should not be material to its financial position. Resolution of this matter could, however, be material to results of operations or cash flows for a particular period.

NOTE 15 - On March 30, 2000, the Company and IBC amended the Shareholder Agreement executed by the parties on July 22, 1995 in connection with the sale by the Company of Continental Baking Company to IBC. Under the amended agreement, the Company will use IBC shares for the exchange of the SAILS debt on August 1, 2000 if the Company still holds IBC shares at that time. The amended agreement also provides that the Company will reduce its remaining ownership of IBC outstanding stock to no more than 20% by September 30, 2000, 15% by August 1, 2004, and 10% by August 1, 2005. The original Shareholder Agreement, as amended on July 3, 1997, provided that the Company's ownership of IBC stock would be reduced to no more than 14.9% by August 15, 2000.

NOTE 16 - Presented below are quarterly results from continuing operations which have been restated to account for the Battery Products business as a discontinued operation. The second table presents pro forma continuing operations reflecting a reduction in interest expense due to the change in the debt structure associated with the spin-off of the Battery Products business, and an adjustment to income taxes to reflect the Company's post-spin-off tax rate.

The pro forma consolidated statements of earnings present the Company's results as if the distribution had occurred as of the beginning of the periods presented. Pro forma financial statements may not necessarily reflect the consolidated results of operations that would have existed had the distribution been effected on the dates specified nor are they indicative of future results.




                              CONTINUING OPERATIONS
                                FISCAL YEAR 2000

                                               1ST QTR  2ND QTR   6 MONTHS
                                               -------  -------  --------
Net Sales                                      $728.3   $690.8   $1,419.1
Costs and Expenses
Cost of products sold                           292.6    274.9     567.5
Selling, general and administrative             115.1    127.5     242.6
Advertising and promotion                       162.7    149.5     312.2
Interest expense                                 46.6     44.8      91.4
Unrealized gain on SAILS debt                   (75.6)   (60.0)   (135.6)
Gain on sale of stock                             -      (11.1)    (11.1)
Other (income)/expense, net                     (6.5)    (10.4)    (16.9)
                                               -------  -------  ---------
                                                534.9    515.2    1,050.1
Earnings from Continuing Operations
before Income Taxes and Equity Earnings         193.4    175.6     369.0
Income Tax (Provision)/Benefit                  (66.1)   (30.5)    (96.6)
Equity Earnings, Net of Taxes                     7.8      6.0      13.8
                                               -------  -------  ---------
Earnings from Continuing Operations            $135.1   $151.1    $286.2
                                               =======  =======  =========

Earnings Per Share from Continuing Operations
Basic                                           $ 0.46   $ 0.52  $  0.99
Diluted                                         $ 0.46   $ 0.52  $  0.98






                                    PRO FORMA
                                FISCAL YEAR 2000

                                               1ST QTR  2ND QTR  6 MONTHS
                                               -------  -------  --------
Net Sales                                      $728.3   $690.8   $1,419.1
Costs and Expenses
Cost of products sold                           292.6    274.9     567.5
Selling, general and administrative             115.1    127.5     242.6
Advertising and promotion                       162.7    149.5     312.2
Interest expense                                39.6     37.3      76.9
Unrealized gain on SAILS debt                  (75.6)   (60.0)    (135.6)
Gain on sale of stock                             -     (11.1)    (11.1)
Other (income)/expense, net                     (6.5)   (10.4)    (16.9)
                                               -------  -------  ---------
                                                527.9    507.7    1,035.6
Earnings from Continuing Operations
before Income Taxes and Equity Earnings         200.4    183.1     383.5
Income Tax (Provision)/Benefit                  (70.8)   (32.6)   (103.4)
Equity Earnings, Net of Taxes                    7.8      6.0       13.8
                                               -------  -------  ---------
Earnings from Continuing Operations          $ 137.4   $156.5    $293.9
                                               =======  =======  =========

Earnings Per Share from Continuing
  Operations
Basic                                          $0.47    $0.54     $ 1.01
Diluted                                        $0.47    $0.54     $ 1.00

The results presented above for both continuing operations and pro forma reflect the following after-tax unusual items:


                                               1ST QTR  2ND QTR  6 MONTHS
                                               -------  -------  --------
Unrealized gain on SAILS                     $ 48.4    $ 38.4    $ 86.8
Gain on the sale of stock                       -         7.1       7.1
Capital loss tax benefits                       -        31.1      31.1
                                              -----     -----    ------
                                              $48.4    $ 76.6    $125.0
                                              =====     =====    ======

Earnings Per Share for Total Unusuals
Basic                                          $0.17     $0.26     $0.43
Diluted                                        $0.17     $0.26     $0.42


                                    CONTINUING OPERATIONS
                                      FISCAL YEAR 1999

                                               1ST QTR  2ND QTR  3RD QTR  4TH QTR    YEAR
                                               -------  -------  -------  -------    ----
Net Sales                                      $679.1   $690.6   $655.9   $694.9   $2,720.5
Costs and Expenses
Cost of products sold                           300.7    298.2    277.1    282.7    1,158.7
Selling, general and administrative             119.0    111.9    125.1    127.9      483.9
Advertising and promotion                       134.7    143.7    139.5    158.0      575.9
Interest expense                                47.7     45.2     43.9     42.8       179.6
Restructuring reversal                            -        -      (3.2)      -         (3.2)
Unrealized (gain)/loss on SAILS debt           (70.2)   (75.6)    13.6      8.7      (123.5)
Gain on sale or conversion of stock               -        -     (13.1)   (72.9)      (86.0)
Other (income)/expense, net                    (13.1)    (6.8)    (5.4)    (5.6)      (30.9)
                                               -------  -------  -------  -------  ---------
                                                518.8    516.6    577.5    541.6    2,154.5
Earnings from Continuing Operations
before Income Taxes and Equity Earnings         160.3    174.0    78.4     153.3      566.0
Income Tax (Provision)/Benefit                  (53.9)   (61.4)  (25.6)    (41.1)    (182.0)
Equity Earnings, Net of Taxes                     9.0      8.2     8.6      10.1       35.9
                                               -------  -------  -------  -------  ---------
Earnings from Continuing Operations            $115.4   $120.8    $61.4   $122.3    $419.9
                                               =======  =======  =======  =======  =========

Earnings Per Share from Continuing Operations
Basic                                           $0.38    $0.38    $0.19    $0.40     $1.35
Diluted                                         $0.36    $0.38    $0.19    $0.40     $1.33


                                          PRO FORMA
                                      FISCAL YEAR 1999



                                               1ST QTR  2ND QTR  3RD QTR  4TH QTR    YEAR
                                               -------  -------  -------  -------    ----
Net Sales                                      $679.1   $690.6   $655.9   $694.9   $2,720.5
Costs and Expenses
Cost of products sold                           300.7    298.2    277.1    282.7    1,158.7
Selling, general and administrative             119.0    111.9    125.1    127.9      483.9
Advertising and promotion                       134.7    143.7    139.5    158.0      575.9
Interest expense                                41.5     39.0     37.6     36.6       154.7
Restructuring reversal                            -        -      (3.2)      -        (3.2)
Unrealized gain on SAILS debt                  (70.2)   (75.6)    13.6      8.7     (123.5)
Gain on sale or conversion of stock               -        -     (13.1)   (72.9)     (86.0)
Other (income)/expense, net                    (13.1)    (6.8)    (5.4)    (5.6)     (30.9)
                                               -------  -------  -------  -------  ---------
                                                512.6    510.4    571.2    535.4   2,129.6
Earnings from Continuing Operations
before Income Taxes and Equity Earnings         166.5    180.2    84.7     159.5     590.9
Income Tax Provision                           (57.6)   (62.3)   (27.2)   (45.0)    (192.1)
Equity Earnings, Net of Taxes                    9.0      8.2      8.6     10.1       35.9
                                               -------  -------  -------  -------  ---------
Earnings from Continuing Operations            $117.9   $126.1    $66.1   $124.6    $434.7
                                               =======  =======  =======  =======  =========

Earnings Per Share from Continuing Operations
Basic                                           $0.39    $0.40    $0.21    $0.41     $1.40
Diluted                                         $0.37    $0.40    $0.21    $0.41     $1.38

The results presented above for both continuing operations and pro forma reflect the following after-tax unusual items:

                                               1ST QTR  2ND QTR  3RD QTR  4TH QTR    YEAR
                                               -------  -------  -------  -------    ----
Unrealized gain/(loss) on SAILS                $44.9    $48.4    $(8.7)   $(5.6)    $79.0
Gain on the sale or conversion of stock          -        -        8.4     46.6      55.0
Restructuring reversal                           -        -        3.2      -         3.2
Capital loss tax benefits                        -        -        -       10.0      10.0
                                               -----    -----     ------   ------   ------
                                               $44.9    $48.4     $2.9    $51.0    $147.2
                                               =====    =====     ======  ======    ======

Earnings Per Share for Total Unusuals
Basic                                          $ 0.15 $ 0.15   $  0.01    $ 0.17    $ 0.48
Diluted                                        $ 0.14 $ 0.15   $  0.01    $ 0.17    $ 0.47



PART  II  -     OTHER  INFORMATION
                ------------------

There is no information required to be reported under any items except those indicated below.


Item  5.     Other  Information.  As  a  result of Registrant's  distribution on
             ------------------
April 1, 2000 of all of the issued and outstanding shares of the $.01 par value common stock of its subsidiary Energizer Holdings, Inc. to holders of its $.10 par value Ralston Purina Common Stock, and pursuant to Section 11 (c) of the Rights Agreement dated March 28, 1996, as amended May 28, 1998, between the Registrant and Norwest Bank, N.A., as Rights Agent and successor to Boatmen's Trust Company, the Purchase Price, as defined in the Rights
Agreement, has been adjusted from $64.27 for each Common Share pursuant to the exercise of a Right to $46.48.


Item  6.     Exhibits  and  Reports  on  Form  8-K
             -------------------------------------

     (a)     Exhibits  filed  with  this  Report:

          (10).(i)    Form  of  Non-Qualified  Stock Option dated April 18, 2000


          (10).(ii) Form of Non-Qualified Stock Option dated April 18, 2000 with Chief Executive Officer


          (10).(iii) Form of Non-Qualified Stock Option dated April 18, 2000 with Chief Financial Officer

          (27)     Financial  Data  Schedule

     (b)     Reports  on  Form  8-K

A Current Report on Form 8-K dated February 18, 2000 was filed by the Company to provide, based on the impending spin-off of the Company's battery products business, pro forma consolidated financial information for the Company for the quarters ended December 31, 1999 and December 31, 1998 and the year ended September 30, 1999, reflecting the battery products business as a discontinued operation and pro forma adjustments associated with the distribution of this business to the Company's shareholders.

A Current Report on Form 8-K dated April 1, 2000 was filed by the Company to disclose the completion of the spin-off of the Company's battery products business and to provide pro forma consolidated financial information for the Company for the quarters ended December 31, 1999 and December 31, 1998 and the year ended September 30, 1999, reflecting the battery products business as a discontinued operation and pro forma adjustments associated with the distribution of this business to the Company's shareholders. Also provided were consolidated statements of earnings for the year ended September 30, 1998 and September 30, 1997 reflecting the battery products business as a discontinued operation. This Report also disclosed an amendment to the Company's Shareholder Agreement with Interstate Bakeries Corporation.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RALSTON  PURINA  COMPANY
     ------------------------------------------
     Registrant


     By: /s/ James R. Elsesser
        James  R.  Elsesser
        Vice  President,
        Chief  Financial  Officer and  Treasurer


Date:  May  12,  2000

EXHIBIT  INDEX
---------------------


Exhibits
----------

     EX-27     Financial  data  schedule  for  2nd  Quarter  2000
               (provided  electronically)


     EX-10     Material  Contracts


              (10).(i)  Form  of  Non-Qualified  Stock Option dated April 18,
                        2000


              (10).(ii) Form of Non-Qualified Stock Option dated April 18, 2000 with Chief Executive Officer

              (10).(iii) Form of Non-Qualified Stock Option dated April 18, 2000 with Chief Financial Officer


Exhibit  27
(Document  prepared  on  Edgar)


sec\10q\2qtr-2000.doc