Form 10-Q
period 2000-06-30
RALSTON PURINA CO
filed 2000-08-11
CIK 81870

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000

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

     YES:   X     NO:  _____
          ---

Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on August 9, 2000: 306,968,656

PART  I  -  FINANCIAL  INFORMATION


                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
        ----------------------------------------------------------------

OPERATING  RESULTS

Net earnings for the nine months ended June 30, 2000 were $446.9, or $1.55 and $1.53 per share on a basic and diluted basis, respectively, compared to $341.2, or $1.10 and $1.08 per basic and diluted share, in the prior year. Included in net earnings for the current nine months are earnings from continuing operations of $353.0, or $1.22 and $1.21 per basic and diluted share, respectively, and net earnings from discontinued operations of $93.9, or $.33 and $.32 per basic and diluted share. For the prior year nine months, net earnings included earnings from continuing operations of $297.6, or $.96 and $.94 per basic and diluted share, respectively, and net earnings from discontinued operations of $43.6, or $.14 per basic and diluted share. Net earnings from discontinued operations for both periods represent results of the Battery Products business (Energizer), which was spun off to shareholders on April 1, 2000 in a tax free transaction. Pro forma comparisons are presented below to reflect the impact of the spin-off. (See pro forma earnings from continuing operations in Note 19.)

Pro forma earnings from continuing operations for the current nine months were $360.7 and include a net pro forma adjustment of $7.7 and several unusual items, which increased net earnings by $127.5. The net pro forma adjustment represents a reduction in interest expense due to the change in debt structure associated with the spin-off of Energizer, net of an adjustment to income taxes to reflect the Company's post-spin-off tax rate. Unusual items included in the period are as follows: an unrealized after-tax gain of $89.3, or $.31 per basic and diluted share, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt; an after-tax gain of $7.1, or $.02 per basic and diluted share, on the sale of shares of E.I. du Pont de Nemours and Company (DuPont) common stock; and capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share.

Pro forma earnings from continuing operations for the prior year nine-month period were $310.1, which included a net pro forma adjustment of $12.5, for reduced interest expense and an adjustment of income taxes, and several unusual items which increased net earnings by $96.2, as follows: an unrealized after-tax gain of $84.6, or $.27 per basic and diluted share, representing a SAILS market value adjustment; an after-tax gain of $8.4, or $.03 and $.02 per basic and diluted share, respectively, on the sale of DuPont common stock; and an after-tax reversal of a prior year's restructuring charge of $3.2, or $.01 per basic and diluted share.

Pro forma earnings from continuing operations before unusual items for the nine months ended June 30, 2000 were $233.2, or $.81 and $.80 per basic and diluted share, respectively, compared to $213.9, or $.69 and $.68 per basic and diluted share in the prior year. The $19.3 increase, or 9.0%, was primarily attributable to higher operating earnings from each of the Company's operating segments, partially offset by lower equity earnings from the Company's investment in Interstate Bakeries Corporation (IBC).

For the quarter ended June 30, 2000, net earnings were $61.1, or $.21 per basic and diluted share, compared to $57.2, or $.18 per basic and diluted share, for the same quarter in 1999. Net earnings for the current quarter include earnings from continuing operations of $66.8, or $.23 per basic and diluted share, and a net loss from discontinued operations of $5.7, or $.02 per basic and diluted share. Net earnings for the prior year quarter included earnings from continuing operations of $61.4, or $.19 per basic and diluted share, and a net loss from discontinued operations of $4.2, or $.01 per basic and diluted share.

Earnings from continuing operations of $66.8 for the current quarter include an unrealized after-tax gain on SAILS debt of $2.5, or $.01 per basic and diluted share. Prior year third quarter pro forma earnings from continuing operations were $66.1 and included a net pro forma adjustment of $4.7, for reduced interest expense and an adjustment of income taxes, and several unusual items which increased net earnings by $2.9. These unusual items included the aforementioned after-tax gain on the sale of DuPont stock of $8.4, or $.03 per basic and diluted share; the aforementioned after-tax restructuring reversal of $3.2, or $.01 per basic and diluted share; and an unrealized after-tax loss of $8.7, or $.03 per basic and diluted share, representing a SAILS market value adjustment.

Earnings from continuing operations before unusual items were $64.3 for the current quarter compared to pro forma earnings from continuing operations before unusual items of $63.2 for the prior year quarter. The earnings increase was attributable to higher segment profitability, largely offset by lower equity earnings from the Company's investment in IBC.

During its fourth quarter ended June 3, 2000, IBC reported that one-time events for work stoppage, worker's compensation and start-up costs reduced its operating income by $23.6, or $.22 per diluted share. The Company's share of these one-time charges included in equity earnings for the current quarter and nine months was approximately $4.3.

Earnings from continuing operations before unusual items were $.22 per basic and diluted share for the current quarter compared to $.20 in the prior year, an increase of 10.0%. A reduced number of shares outstanding in the current year quarter favorably impacted earnings per share.

RESULTS  OF  CONTINUING  OPERATIONS

Net sales increased 4.0% and 2.8% in the nine months and quarter ended June 30, 2000, respectively. In the nine months, sales increased on higher sales in each of the Company's operating segments. In the quarter, sales increased for International Pet Foods and Golden Products, while sales were flat for North American Pet Foods. See the following section for comments on sales changes by operating segment.

Gross profit increased $114.6, or 10.1%, in the current nine months and $20.8, or 5.6%, in the current quarter due to increases in all operating segments. As a percentage of sales, gross profit was 59.7% in the current year nine months compared to 56.3% a year ago. In the current quarter, the gross profit percentage was 58.9% compared to 57.4% in the prior year third quarter. The increased percentage in both current year periods reflects margin improvements in North American Pet Foods, and International Pet Foods for the nine months, partially offset by decreased margins in Golden Products.

Selling, general and administrative expenses increased 3.8% in the current nine months and 1.4% in the quarter. The increase for the nine months is primarily attributable to increases in North American Pet Foods and International Pet Foods. Selling, general and administrative expenses were 17.7% of sales in the current and prior year nine-month periods. For the current year third quarter, these expenses were 19.0% of sales compared to 19.2% a year ago.

Advertising and promotion expense increased 13.4% in the current nine months due to increases in all operating segments. In the quarter, advertising and promotion expense increased 4.9% due to increases in International Pet Foods and Golden Products. As a percentage of sales, advertising and promotion expense was 21.7% and 21.0% in the current nine months and third quarter, respectively, compared to 19.9% and 20.6% in the same periods a year ago.

Income taxes include federal, state and foreign taxes. Pro forma income taxes excluding the aforementioned unusual items in each period were 34.4% and 33.5% of pre-tax pro forma earnings before equity earnings for the current and prior year nine months, respectively. Income taxes before unusual items for the current quarter were 34.0% of pre-tax earnings before equity earnings compared to pro forma income taxes before unusual items in the prior year third quarter of 33.4%.

OPERATING  SEGMENTS

See Note 3 of the Notes to Condensed Financial Statements for a table of segment sales and profitability for the quarters and nine-month periods ended June 30, 2000 and 1999.

Sales for North American Pet Foods increased 1.9% in the nine months and were flat in the quarter. The sales increase for the nine months was attributable to branded pet food volume increases and a favorable product mix, partially offset by the discontinuance of lower margin products. In the third quarter, slightly lower volumes, primarily driven by the continued elimination of lower margin products, were offset by a favorable product mix. This segment's super premium pet food business continued to report sales and volume increases in the quarter and nine months.

Profitability for North American Pet Foods increased 9.1% in the nine months and 6.8% in the quarter. The nine-month profitability increase resulted from the sales increase and lower ingredient costs, partially offset by increased advertising and promotion expense. The increased profitability in the quarter was a result of lower ingredient costs.

International Pet Foods' sales increased 7.2% in the nine months and 11.4% in the quarter. These increases are the result of volume increases in all regions, partially offset by unfavorable foreign exchange and an unfavorable product mix in certain South American markets.

Profitability for this segment increased 17.4% in the nine months and 36.4% in the quarter. These increases are due to the sales increases, increased margins for the nine months, and a one-time adjustment related to foreign value-added taxes in the prior year quarter. These favorable effects were partially offset by increased advertising and promotion expenses, and selling, general and administrative expenses, as well as expenses associated with expansion into the Asian market.

Sales for Golden Products increased 18.4% in the nine months and 16.0% in the quarter due to significant volume increases in scooping litter, as well as increased conventional litter volumes, and new product introductions in the third quarter. During the quarter, the Company introduced secondnatureTM brand dog litter and Tidy Cat CrystalsTM, a synthetic cat litter.

Profitability for Golden Products increased 14.0% in the nine months due to the sales increase, partially offset by increased product costs and increased advertising and promotion expenses. In the quarter, profitability decreased 4.2% as increased sales were more than offset by increased product costs and higher advertising and promotion expenses, primarily related to the new product introductions.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow generated from continuing operations. The Company's investments in DuPont, IBC and Conoco, Inc. B common stock provide additional sources of liquidity. For the nine months ended June 30, 2000, cash flow from continuing operations was $191.0 compared to $281.0 in the nine months ended June 30, 1999. The decrease in cash flow in the current nine months results from changes in working capital items, primarily increased accounts receivable and decreased current liabilities.

Current liabilities, which includes $217.0 of SAILS debt, exceeded current assets by $309.2 at June 30, 2000. (For further information on the SAILS, refer to SAILS Maturity below.) Current liabilities exceeded current assets by $967.4 at September 30, 1999. The improved working capital position at June 30, 2000 results primarily from a decrease in notes payable and current maturities of long-term debt.

In connection with the spin-off of Energizer on April 1, 2000, the Company received $478 from new borrowings during the second quarter ended March 31, 2000, and then assigned this debt to Energizer. The majority of the proceeds from the borrowings were used by the Company to pay down its short-term debt. During the third quarter ended June 30, 2000, the Company made a payment of $19.5 to Energizer, representing a post-spin-off adjustment required in connection with the spin-off agreement.

The Company used cash of $398.0 during the nine months ended June 30, 2000 for share repurchases. As of August 9, 2000, approximately 762,000 shares remained under the Board of Directors' authorization dated December 20, 1999 for the purchase of 8,000,000 shares of RAL Stock. A new authorization for the purchase of 8,000,000 additional shares of RAL stock was approved by the Board of Directors on May 25, 2000. These authorizations are in addition to a continuing authorization permitting the Company to acquire, from time to time and at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

SAILS  MARK-TO-MARKET  ADJUSTMENT

Results for the current nine months and quarter include an unrealized after-tax gain of $89.3 and $2.5, respectively, or $139.5 and $3.9 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a per share basis, this gain was $.31 per basic and diluted share for the nine months and $.01 per basic and diluted share for the quarter. During the prior year nine-month period, the Company recorded an unrealized gain on the SAILS debt of $84.6 and $132.2 on an after-tax and pre-tax basis, respectively, or $.27 per basic and diluted share. For the prior year quarter, there was an unrealized after-tax loss of $8.7, or $.03 per basic and diluted share.

At June 30, 2000, the cumulative unrealized pre-tax gain since the debt issuance is $263.0, representing the difference between the debt's value at issuance of $480 and the current cash settlement value of the debt, based on 15,498,000 shares of IBC common stock and an IBC stock price of $14.00 per share at June 30, 2000.

For accounting purposes, terms of the SAILS require them to be marked to the cash value of the underlying IBC common shares into which they may be exchanged.

The Company's investment in IBC is included in Investments and Other Assets and is accounted for using the equity method of accounting, which results in a carrying value different from the current market value of the investment.

SAILS  MATURITY

At maturity on August 1, 2000, the SAILS (Ralston Purina Company 7% Exchangeable Notes) were settled in cash for $243.0, pursuant to the provisions of the SAILS and the Trust Indenture. Those provisions provided that the amount of cash for settlement be based on 15,498,000 shares of IBC stock and an average closing price on the New York Stock Exchange of IBC stock on the 20 trading days prior to maturity. The settlement amount reflects a final market loss adjustment of $26.0 pre-tax, or $16.7 after-tax, recorded in the Company's fourth quarter.

IBC  COMMON  STOCK

On August 1, 2000, the Company sold 2,551,020 shares of IBC stock to IBC for $40.0. Pursuant to a share purchase agreement with IBC, the Company will sell an additional 12,946,980 shares of IBC stock to IBC for approximately $204.0 by September 1, 2000. These transactions will result in an after-tax gain of approximately $25.0.

Upon completion of the sale to IBC on September 1, 2000, the Company will own 14,848,154 shares of IBC stock. Under the shareholder agreement with IBC, the Company is required to reduce its stake in IBC to no more than 15% as of August 1, 2004 and to no more than 10% as of August 1, 2005. During the 12 month period following August 1, 2005, IBC has a call to purchase any IBC shares owned by the Company at 110% of the market value, as defined in the agreement.

ESOP  CONVERSION

At the end of December 1998, the Company converted all of the outstanding shares of Series A 6.75% Preferred Stock (Redeemable Preferred Stock) into RAL Stock in accordance with terms of the Redeemable Preferred Stock. To effect this conversion, the Company issued 13,505,609 shares held in Treasury and 2,209,192 authorized but previously unissued shares of RAL Stock.

MARKET  RISK

The market risk inherent in the Company's net foreign currency investment in foreign subsidiaries and affiliates translated into U.S. dollars decreased significantly as a result of the spin-off of the Battery Products business on April 1, 2000. Using exchange rates at the end of the current year third quarter, this net foreign currency investment was approximately $167, compared to $736 at the end of fiscal year 1999.


RECENTLY  ISSUED  ACCOUNTING  RULE

On May 18, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus on Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts." This issue addresses the accounting and income statement classification for rebates and other discounts. The consensus is effective for the Company's fourth quarter of fiscal year 2001. The Company has not completed its evaluation to determine the impact of EITF No. 00-14 on its financial statements.

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







                         RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF EARNINGS
                                       (UNAUDITED)
                           (IN MILLIONS EXCEPT PER SHARE DATA)


                                                     QUARTER ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,
                                                   --------------------------      ---------------------------
                                                     2000        1999                2000           1999
                                                   ----------  --------            ---------     ----------
Net Sales                                            $668.3     $650.1              $2,087.4      $2,006.8
                                                   ----------  --------            ---------     -----------
Costs and Expenses
Cost of products sold                                 274.5      277.1                 842.0         876.0
Selling, general and administrative                   126.8      125.1                 369.4         356.0
Advertising and promotion                             140.2      133.7                 452.4         399.1
Interest expense                                       39.7       43.9                 131.1         136.8
Restructuring reversals                                 -         (3.2)                  -            (3.2)
Unrealized (gain)/loss on SAILS debt                   (3.9)      13.6                (139.5)       (132.2)
Gain on sale of DuPont stock                            -        (13.1)                (11.1)        (13.1)
Other (income)/expense, net                            (6.8)      (5.4)                (23.7)        (25.3)
                                                   ----------  ---------           -----------   -----------
                                                      570.5      571.7               1,620.6       1,594.1
                                                   ----------  ---------           -----------   -----------

Earnings from Continuing Operations
before Income Taxes and Equity Earnings                97.8       78.4                  466.8        412.7

Income Tax Provision                                  (33.3)     (25.6)                (129.9)      (140.9)

Equity Earnings, Net of Taxes                           2.3        8.6                   16.1         25.8
                                                   ----------  ---------           -----------   -----------

Earnings from Continuing Operations                    66.8       61.4                  353.0         297.6

Net Earnings/(Loss) from Discontinued Operations       (5.7)      (4.2)                  93.9          43.6
                                                   ----------  ---------           -----------   -----------

Net Earnings                                           61.1       57.2                  446.9         341.2

Preferred Stock Dividend, Net of Taxes                  -          -                      -            (2.6)
                                                   ----------  ---------           -----------   -----------

Earnings Available to Common Shareholders             $61.1      $57.2                 $446.9        $338.6
                                                   ==========   =========          ============   ===========

Cash Dividends Declared per Common Share             $ -          $0.10                  $0.17         $0.30
                                                   ==========   =========          ============   ===========

Earnings Per Share
Basic
Earnings from continuing operations                    $0.23      $0.19                  $1.22         $0.96
Net earnings/(loss) from discontinued operations       (0.02)     (0.01)                  0.33          0.14
                                                   ----------    --------              ---------     ---------
Net Earnings                                           $0.21      $0.18                  $1.55         $1.10
                                                   ==========   =========          ============   ===========

Diluted
Earnings from continuing operations                    $0.23      $0.19                  $1.21          $0.94
Net earnings/(loss) from discontinued operations       (0.02)     (0.01)                  0.32           0.14
                                                   ----------    --------              ---------     ---------
Net Earnings                                           $0.21      $0.18                  $1.53          $1.08
                                                   ==========    =========             =========     =========

See Accompanying Notes to Condensed Financial Statements.




                      RALSTON PURINA COMPANY AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET
                             (CONDENSED AND UNAUDITED)
                               (DOLLARS IN MILLIONS)

                                                               JUNE 30,      SEPTEMBER 30,
                                                            ------------  ---------------
                                                                2000           1999
                                                            ------------  ---------------
ASSETS

Current Assets
Cash and cash equivalents                                       $53.7         $56.6
Receivables, less allowance for doubtful accounts
of $4.7 and $4.7, respectively                                  216.7         203.6
Inventories
Raw materials and supplies                                       48.3          45.2
Finished products                                                81.3          74.0
Other current assets                                             29.7          38.8
                                                             ----------    ----------
Total Current Assets                                            429.7         418.2

Investments and Other Assets                                  2,097.7       2,403.8

Investment in Discontinued Operations                             -         1,323.7

Property at Cost                                              1,210.4       1,164.2
Accumulated depreciation                                        600.8         574.7
                                                             ----------    ----------
                                                                609.6         589.5
                                                             ----------    ----------
Total                                                        $3,137.0      $4,735.2
                                                             ==========    ==========





LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
Current maturities of long-term debt                           $222.0        $370.1
Notes payable                                                   158.2         572.0
Accounts payable                                                127.4         177.2
Other current liabilities                                       231.3         266.3
                                                              ---------    ---------
Total Current Liabilities                                       738.9       1,385.6

Long-Term Debt                                                1,251.7       1,249.9

Deferred Income Taxes                                           340.1         435.2

Other Liabilities                                               418.5         407.5

Shareholders Equity
Common stock                                                     32.9          32.9
Capital in excess of par value                                  183.0         172.8
Retained earnings                                             1,265.4       1,871.7
Common stock in treasury, at cost                              (508.8)       (493.7)
Unearned portion of restricted stock                             (0.7)         (2.9)
Value of common stock held in Grantor Trust                    (370.5)       (199.6)

Cumulative translation adjustment                               (18.4)        (98.4)
Net unrealized holding loss on available-for-sale securities   (193.8)        (24.5)
Minimum pension liability                                        (1.3)         (1.3)
                                                              ---------    ---------
Accumulated other comprehensive income                         (213.5)       (124.2)
                                                              ---------    ---------
Total Shareholders Equity                                       387.8       1,257.0
                                                             ----------   ----------
Total                                                        $3,137.0      $4,735.2
                                                             ==========   ==========

See Accompanying Notes to Condensed Financial Statements.



                        RALSTON PURINA COMPANY AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                               (CONDENSED AND UNAUDITED)
                                 (DOLLARS IN MILLIONS)


                                                                NINE MONTHS ENDED JUNE 30,
                                                                --------------------------

                                                                      2000      1999
                                                                      ----      ----
Cash Flow from Operations
Net earnings                                                         $446.9    $341.2
Unrealized gain on SAILS debt                                        (139.5)   (132.2)
Net earnings from discontinued operations                             (93.9)    (43.6)
Gain on sale of DuPont stock                                          (11.1)    (13.1)
Non-cash items included in income                                     101.9     137.8
Changes in assets and liabilities used in operations                  (78.8)     30.4
Other, net                                                            (34.5)    (39.5)
                                                                    --------  --------
Cash flow from continuing operations                                  191.0     281.0
Cash flow from discontinued operations                                214.4     200.6
                                                                    --------  --------
Net cash flow from operations                                         405.4     481.6
                                                                    --------  --------

Cash Flow from Investing Activities
Property additions, net                                               (78.2)    (71.0)
Proceeds from the sale of DuPont stock                                 88.6     124.5
Other, net                                                            (25.0)     (2.8)
                                                                    --------  --------
Cash from (used by) investing activities - continuing operations      (14.6)     50.7
Cash used by investing activities - discontinued operations            (1.6)    (35.6)
                                                                    --------  --------
Net cash from (used by) investing activities                          (16.2)     15.1
                                                                    --------  --------

Cash Flow from Financing Activities
Net cash payment of debt                                             (411.6)   (285.9)
Dividends paid                                                        (77.8)   (101.1)
Treasury stock purchases                                             (398.0)   (115.6)
Other, net                                                             18.6      28.6
                                                                    --------  --------
Cash used by financing activities - continuing operations            (868.8)   (474.0)
Cash from (used by) financing activities - discontinued operations    478.1      (4.5)
                                                                    --------  --------
Net cash used by financing activities                                (390.7)   (478.5)
                                                                    --------  --------

Effect of Exchange Rate Changes on Cash                                (1.4)     (1.4)
                                                                    --------  --------

Net Increase/(Decrease) in Cash and Cash Equivalents                   (2.9)     16.8

Cash and Cash Equivalents, Beginning of Period                         56.6      40.5
                                                                    --------  --------
Cash and Cash Equivalents, End of Period                              $53.7     $57.3
                                                                    ========  ========


See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                   (Dollars in millions except per share data)


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

NOTE 3 - Segment sales and profitability for the quarters and nine months ended June 30, 2000 and 1999 are as follows.




                                                      Quarter ended June  30,      Nine Months ended June 30,
                                                  ------------------------       ----------------------------
NET SALES                                                2000       1999               2000        1999
                                                       -------     -------           -------     -------
North American Pet Foods                                $493.4     $495.3           $1,570.7    $1,540.9
International Pet Foods                                  113.9      102.2              332.6       310.4
Golden Products                                           61.0       52.6              184.1       155.5
                                                        -------    -------          ----------  ----------
TOTAL                                                   $668.3     $650.1           $2,087.4    $2,006.8
                                                        =======    =======          =========   ==========

PROFITABILITY
North American Pet Foods                                $109.5     $102.5             $356.5      $326.8
International Pet Foods                                   10.5        7.7               35.0        29.8
Golden Products                                           11.4       11.9               41.6        36.5
                                                        -------    --------          ----------  ----------
TOTAL SEGMENT PROFITABILITY                              131.4      122.1              433.1       393.1
General corporate income/(expenses) (a)                    6.6        1.8               27.4        20.3
Amortization of goodwill and other intangible assets      (4.4)      (4.3)             (13.2)      (12.4)
Unusual items (b)                                          3.9        2.7              150.6       148.5
Interest expense                                         (39.7)     (43.9)            (131.1)     (136.8)
    EARNINGS FROM CONTINUING OPERATIONS BEFORE          -------   --------          ----------  ----------
     INCOME TAXES AND
     EQUITY EARNINGS                                     $97.8      $78.4             $466.8      $412.7
                                                       ========     =======           ========    ========

(a) Primarily includes general corporate expenses, mark-to-market adjustments on liabilities denominated in share equivalents, net unallocated pension income and investment income.
(b) Includes unrealized gains/losses on SAILS debt for all periods; a gain on the sale of DuPont stock for the nine months ended June 30, 2000 and 1999 and for the quarter ended June 30, 1999; and restructuring reversals for the quarter and nine months ended June 30, 1999.


NOTE 4 - During the nine months and quarter ended June 30, 2000, the Company recorded an unrealized after-tax gain of $89.3 and $2.5, respectively, or $139.5 and $3.9 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. On a per share basis, this gain was $.31 per basic and diluted share for the nine months and $.01 per basic and diluted share for the quarter. For the prior year nine months, the unrealized after-tax gain was $84.6, or $.27 per basic and diluted share. For the prior year quarter, there was an unrealized after-tax loss of $8.7, or $.03 per basic and diluted share. The prior year nine-month pre-tax gain was $132.2, and the prior year quarter pre-tax loss was $13.6.

At June 30, 2000, the cumulative unrealized pre-tax gain since the debt issuance is $263.0, representing the difference between the debt's value at issuance of $480 and the current cash settlement value of the debt, based on 15,498,000 shares of Interstate Bakeries Corporation (IBC) common stock and an IBC stock price of $14.00 per share at June 30, 2000.

For accounting purposes, terms of the SAILS require them to be marked to the cash value of the underlying IBC common shares into which they may be exchanged.

The Company's investment in IBC is included in Investments and Other Assets and is accounted for using the equity method of accounting, which results in a carrying value different from the current market value of the investment.

NOTE 5 - At maturity on August 1, 2000, the Company's SAILS debt (see Note 4 above) was settled in cash for $243.0, pursuant to the provisions of the SAILS and the Trust Indenture. Those provisions provided that the amount of cash for settlement be based on 15,498,000 shares of IBC stock and an average closing price on the New York Stock Exchange of IBC stock on the 20 trading days prior to maturity. The settlement amount reflects a final market loss adjust-ment of $26.0 pre-tax, or $16.7 after-tax, recorded in the Company's fourth quarter.

On August 1, 2000, the Company sold 2,551,020 shares of IBC stock to IBC for $40.0. Pursuant to a share purchase agreement with IBC, the Company will sell an additional 12,946,980 shares of IBC stock to IBC for approximately $204.0 by September 1, 2000. These transactions will result in an after-tax gain of approximately $25.0.

Upon completion of the sale to IBC on September 1, 2000, the Company will own 14,848,154 shares of IBC stock. Under the shareholder agreement with IBC, the Company is required to reduce its stake in IBC to no more than 15% as of August 1, 2004 and to no more than 10% as of August 1, 2005. During the 12 month period following August 1, 2005, IBC has a call to purchase any IBC shares owned by the Company at 110% of the market value, as defined in the agreement.


NOTE 6 - During the nine months ended June 30, 2000, the Company sold shares of its investment in E.I. du Pont de Nemours and Company (DuPont) common stock for $88.6 and recorded an $11.1, pre-tax, or $7.1, after-tax, gain on this sale. The cost basis of these shares was determined using the average cost method. On a per share basis, this gain was $.02 per basic and diluted share. During the quarter and nine months ended June 30, 1999, the Company sold shares of DuPont common stock for $124.5 and recorded pre-tax and after-tax gains of $13.1 and $8.4, respectively. On a per share basis, this gain was $.03 per basic and diluted share for the quarter and $.03 and $.02 per basic and diluted share, respectively, for the nine months.

NOTE 7 - During the nine months ended June 30, 2000, the Company recorded capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share, related to the sale and reorganization of two of the Company's subsidiaries.

NOTE 8 - During the quarter and nine months ended June 30, 1999, the Company recorded a $3.2 pre-tax and after-tax reversal of restructuring charges recorded in a prior year. On a per share basis, this reversal was $.01 per basic and diluted share.

NOTE 9 - Sales and advertising and promotion expense for the prior year quarter and nine months have been restated to conform to the current year presentation.

NOTE 10 - The components of total comprehensive income for the quarter and nine-month periods ended June 30, 2000 and 1999 are as follows:




                                                   Quarter Ended          Nine Months Ended
                                                   -------------          -----------------

                                                  6/30/00    6/30/99      6/30/00    6/30/99
                                                 ---------  ---------    ---------  ---------
Net Earnings                                       $61.1       $57.2       $446.9     $341.2
Other Comprehensive Income, Net of Tax
  Foreign currency translation adjustments          (2.2)        1.4         (4.6)      (9.2)
  Effect of Energizer spin-off on cumulative
    translation adjustment                          84.6          -          84.6         -
  Unrealized gains/(losses) on available-for-
    sale securities                                (95.4)      149.3       (162.2)     174.6
  Reclassification adjustment                        -          (8.4)        (7.1)      (8.4)
                                                  -------     --------    ---------  --------
Total Other Comprehensive Income                   (13.0)      142.3        (89.3)     157.0
                                                  -------      ------      --------  --------
  Total Comprehensive Income                       $48.1      $199.5       $357.6     $498.2
                                                 =========   =========    =========  ========

NOTE 11 - Other (income)/expense, net, for the nine months ended June 30, 2000 and 1999, consists of the following:



                                              Nine  Months  Ended  June  30,
                                              -----------------------------
                                                      2000           1999
                                                     ------          -----
        Net translation and exchange loss/(gain)      $2.7          $(0.2)
        Dividends on available-for-sale securities   (20.2)         (23.2)
        Return on other investments                   (3.2)          (0.8)
        Miscellaneous (income)/expense                (3.0)          (1.1)
                                                    -------        -------
                                                    $(23.7)        $(25.3)
                                                    ========       ========

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

NOTE 13 - The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine-month periods ended June 30, 2000 and 1999.




                                                       Quarter  Ended       Nine Months Ended
                                                         June 30,           June 30,
                                                      ---------------     --------------------
                                                        2000     1999       2000          1999
                                                        ----     ----       ----         ----
Numerator:
  Earnings from continuing operations                   $66.8      $61.4     $353.0     $297.6
  Preferred stock dividends                               -          -         -          (2.6)
                                                      -------- ---------    --------   --------
  Numerator for basic earnings per share -
    Earnings from continuing operations
    available to common shareholders                    $66.8      $61.4     $353.0     $295.0

Effect of dilutive securities:
    ESOP stock                                              -        -       -             2.4
                                                      -------  ---------    --------   --------
Numerator for diluted earnings per share -
    Earnings from continuing operations
    available to common shareholders                    $66.8      $61.4     $353.0      $297.4
                                                      -------  ---------    --------   --------
    Net earnings/(loss) from discontinued
     operations                                         $(5.7)     $(4.2)     $93.9       $43.6
                                                       -------  ---------   --------    --------

Denominator:
  Denominator for basic earnings per share -
    weighted average shares *                           285.9      312.3      288.7       308.6

Effect of dilutive securities:
    ESOP stock                                            -           -          -          5.4
    Stock options                                         2.3        2.9        3.1         3.1
                                                         --------  -------  --------   --------
Dilutive potential common shares                          2.3        2.9        3.1         8.5

Denominator for diluted earnings per
    share - adjusted weighted average                   -------  ---------    --------   --------
    shares and assumed conversions                      288.2      315.2      291.8       317.1
                                                       ----------   -------  --------   --------

Basic earnings per share:
  Earnings from continuing operations                   $0.23       $0.19     $1.22        $0.96
  Net earnings/(loss) from discontinued operations      (0.02)      (0.01)     0.33         0.14
                                                       --------    --------  --------     --------
Net earnings                                            $0.21       $0.18     $1.55        $1.10
                                                       =======      =======    =======     =======

Diluted earnings per share:
  Earnings from continuing operations                   $0.23       $0.19     $1.21        $0.94
  Net earnings/(loss) from discontinued operations      (0.02)      (0.01)     0.32         0.14
                                                         --------  -------  --------   ----------

  Net earnings                                          $0.21       $0.18     $1.53        $1.08
                                                       =======    =======    =======     ========

* Weighted average shares used for the computation of basic earnings per share exclude 21,694,000 and 13,683,000 shares of common stock held by the Company's Grantor Trust at June 30, 2000 and 1999, respectively.



NOTE 14 - At June 30, 2000, there were 285,061,000 shares of common stock outstanding, exclusive of 21,825,000 shares held in treasury and 21,694,000 Grantor Trust shares. At September 30, 1999, there were 297,673,000 shares of common stock outstanding, exclusive of 17,149,000 shares held in treasury and 13,733,000 Grantor Trust shares. On March 30, 2000, the Company exchanged its commercial paper with a maturity of approximately 30 days for the RAL common shares then held by the Grantor Trust. Upon maturity of the commercial paper, the Company exchanged with the Grantor Trust the commercial paper for 21,535,675 RAL common shares with a value of $367.5.

NOTE  15  -  Investments  and  Other  Assets  consist  of  the  following:




                                                   June  30,   Sept. 30,
                                                      2000      1999
                                                   --------    --------
        Goodwill                                     $281.3      $294.9
        Other intangible assets                       131.8       120.9
        Investments in affiliated companies           379.0       363.7
        Available-for-sale securities                 843.4     1,185.5
        Deferred charges and other assets             462.2       438.8
                                                   --------     --------
                                                   $2,097.7    $2,403.8
                                                   ========    =========

NOTE 16 - Available-for-sale securities at June 30, 2000 and September 30, 1999 consist primarily of shares of DuPont common stock and Conoco, Inc. (Conoco) B common stock. Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for these securities as of June 30, 2000 and September 30, 1999. The changes in net unrealized holding loss, net of tax, for the quarters and nine-month periods ended June 30, 2000 and 1999 are included as a component of Other Comprehensive Income as shown in Note 10, above.






                     Aggregate   Gross Unrealized                             Net Unrealized
                     Fair Value     Holding Loss          Tax Benefit           Holding Loss
                    -----------  ----------------        ------------         --------------
June 30, 2000          $843.4       ($302.8)                 $109.0               ($193.8)
September 30, 1999   $1,185.5        ($38.3)                  $13.8                ($24.5)



NOTE 17 - In fiscal year 1997, the Company changed its method of computing foreign tax credits and, as a result, the Company recognized tax benefits of approximately $24 related to a foreign tax credit refund claim for the years 1993 through 1995. The Internal Revenue Service has denied this refund claim. On July 3, 2000, the Company filed a petition in the United States Tax Court in order to pursue its refund claim. The Company believes that its claim is meritorious. While it is difficult to quantify with certainty the potential impact of this claim, based upon the information currently available, the Company believes that the ultimate resolution of this claim, if adverse to the Company, should not be material to its financial position. An unfavorable resolution of this claim could, however, be material to results of operations or cash flows for a particular period.



NOTE 18 - On May 18, 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (EITF) reached a consensus on Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts." This issue addresses the accounting and income statement classification for rebates and other discounts. The consensus is effective for the Company's fourth quarter of fiscal year 2001. The Company has not completed its evaluation to determine the impact of EITF No. 00-14 on its financial statements.



NOTE 19 - The table below presents pro forma results from continuing operations for the nine months ended June 30, 2000 and 1999 and the quarter ended June 30, 1999. These pro forma results reflect a reduction in interest expense due to the change in the debt structure associated with the spin-off of the Battery Products business, and an adjustment to income taxes to reflect the Company's post-spin-off tax rate.

The pro forma consolidated statements of earnings present the Company's results as if the distribution had occurred as of the beginning of the periods presented. Pro forma financial statements may not necessarily reflect the consolidated results of operations that would have existed had the distribution been effected on the dates specified nor are they indicative of future results.




                         PRO  FORMA  EARNINGS  FROM  CONTINUING  OPERATIONS

                                               NINE  MONTHS                  QUARTER ENDED
                                                ENDED JUNE 30,                JUNE 30,
                                                2000       1999                  1999
                                                ----        ----                 ----
Net Sales                                      $2,087.4   $2,006.8               $650.1
Costs and Expenses
Cost of products sold                             842.0      876.0                277.1
Selling, general and administrative               369.4      356.0                125.1
Advertising and promotion                         452.4      399.1                133.7
Interest expense                                  116.6      118.1                 37.6
Restructuring reversals                             -         (3.2)                (3.2)
Unrealized (gain)/loss on SAILS debt             (139.5)    (132.2)                13.6
Gain on sale of DuPont stock                      (11.1)     (13.1)               (13.1)
Other (income)/expense, net                       (23.7)     (25.3)                (5.4)
                                               --------   ----------           ---------
                                                1,606.1    1,575.4                565.4
Earnings from Continuing Operations
before Income Taxes and Equity Earnings           481.3      431.4                 84.7
Income Tax Provision                             (136.7)    (147.1)               (27.2)
Equity Earnings, Net of Taxes                      16.1       25.8                  8.6
                                               --------   ----------           ---------
Earnings from Continuing Operations              $360.7     $310.1                $66.1
                                               ========   ==========             ========

Earnings Per Share from Continuing Operations
Basic                                              $1.25      $1.00                $0.21
Diluted                                            $1.24      $0.98                $0.21


The pro forma results presented above reflect the following after-tax unusual items:



                                               NINE MONTHS ENDED                 QUARTER ENDED
                                                   JUNE 30,                        JUNE 30,
                                                2000      1999                       1999
                                                ----     -----                       ----
Unrealized gain/(loss) on SAILS debt             $89.3    $84.6                   $(8.7)
Gain on the sale of DuPont stock                   7.1      8.4                     8.4
Capital loss tax benefits                         31.1      -                       -
Restructuring reversals                            -        3.2                     3.2
                                                ------    -----                    ------
                                                $127.5    $96.2                    $2.9
                                                =======   ======                   ======

Earnings Per Share for Total Unusuals
Basic                                             $0.44    $0.31                   $0.01
Diluted                                           $0.44    $0.30                   $0.01


PART  II  -  OTHER  INFORMATION
There is no other information required to be reported under any items except those indicated below.

Item  1.          Legal  Proceedings
                  ------------------
In fiscal year 1997, the Company changed its method of computing foreign tax credits and, as a result, the Company recognized tax benefits of approximately $24 million related to a foreign tax credit refund claim for the years 1993 through 1995. The Internal Revenue Service has denied this refund claim. On July 3, 2000, the Company filed a petition in the United States Tax Court in order to pursue its refund claim. The Company believes that its claim is meritorious. While it is difficult to quantify with certainty the potential impact of this claim, based upon the information currently available, the Company believes that the ultimate resolution of this claim, if adverse to the Company, should not be material to its financial position. An unfavorable resolution of this claim could, however, be material to results of operations or cash flows for a particular period.

Item  6.     Exhibits  and  Reports  on  Form  8-K.
             -------------------------------------

          (a)    Exhibits  filed  with  this  Report:
                 (2) Aircraft Joint Ownership Agreement dated April 1, 2000 between Ralston Purina Company, Eveready Battery Company and Agribrands International, Inc. (Exhibit D to the Agreement and Plan of Reorganization between Ralston Purina
                 Company and Energizer Holdings, Inc. filed as an exhibit
                 to  the  Company's  8K  dated  April  1, 2000)*
                 (27).(i) Financial Data Schedule for the nine month period ended June 30, 2000
                 (27).(ii) Restated Financial Data Schedule for the nine month period ended June 30, 1999

          (b)     Reports  on  Form  8-K:
                  A Current Report on Form 8-K dated April 1, 2000 was reported in the Company's Form 10Q for the quarter ended March 31, 2000.

                  A Current Report on Form 8-K dated July 24, 2000 was filed by the Company to announce its decision to exchange for cash its 7% Exchangeable Notes ("SAILS") due
                  August 1, 2000, pursuant to the provisions of the SAILS. The Report also disclosed an amendment to the Shareholder Agreement with Interstate Bakeries Corporation ("IBC") and a Share Purchase Agreement with IBC regarding the sale by the Company of a certain amount of shares of IBC Common Stock to IBC.

* The Company agrees to furnish a copy of any omitted schedules with respect to this agreement upon request by the Commission.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     RALSTON  PURINA  COMPANY
     ------------------------------------------
     Registrant


     By: \s\ James R. Elsesser
         ---------------------------------------
         James  R.  Elsesser
         Vice  President,  Chief  Financial  Officer
         and  Treasurer


Date:  August  11,  2000

EXHIBIT  INDEX
---------------------


Exhibits
----------

EX-2 Aircraft Joint Ownership Agreement dated April 1, 2000 between Ralston Purina Company, Eveready Battery Company and Agribrands International, Inc.


EX-27          Financial  Data  Schedules
               (27).(i) Financial Data Schedule for the nine month period ended June 30, 2000 (provided electronically)

               (27).(ii) Restated Financial Data Schedule for the nine month period ended June 30, 1999 (provided electronically)





Exhibit  27.(i)
         27.(ii)
(Documents  prepared  on  Edgar)