Form 10-K
period 2000-09-30
RALSTON PURINA CO
filed 2000-12-21
CIK 81870

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                   -------------------------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000  COMMISSION FILE NO. 1-4582

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
RALSTON PURINA COMPANY . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK, PAR VALUE $.10 PER SHARE . .  CHICAGO STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE INCORPORATED
RALSTON PURINA COMPANY . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
COMMON STOCK PURCHASE RIGHTS . . . . . . .  CHICAGO STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE INCORPORATED
9 1/4% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
9.30% DEBENTURES . . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
8 5/8% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
8 1/8% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
7 7/8 % DEBENTURES . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.
7 3/4% DEBENTURES. . . . . . . . . . . . .  NEW YORK STOCK EXCHANGE, INC.


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

Yes:     X     No:

      AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE
                                   REGISTRANT
        AS OF THE CLOSE OF BUSINESS ON NOVEMBER 1, 2000: $7,527,364,006.

(Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.)

Number of shares of Ralston Purina Company Common Stock ("RAL Stock"), $.10 par value, outstanding as of close of business on December 20, 2000:
309,080,723.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Ralston Purina Company Annual Report to Shareholders 2000 (Parts I and II of Form 10-K).

2. Portions of Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 2000 (Part III of Form 10-K).

                                     PART  I

ITEM  1.  BUSINESS.

     The Company, incorporated in Missouri in 1894, is the world's largest producer of dry dog and dry and soft-moist cat foods. The Company is also a major producer of other pet products, including cat box filler. The Company has a number of trademarks, such as PURINA, the CHECKERBOARD logo, DOG CHOW, CAT CHOW, MEOW MIX, PRO PLAN and TIDY CATS among others, which it considers of substantial importance and which it uses individually or in conjunction with other Company trademarks.

     The  Company  is  presently  comprised  of  three Business Segments - North
American  Pet  Foods,  International  Pet  Foods,  and  Golden  Products.

     The North American Pet Foods (which includes Canadian operations) and International Pet Foods Segments produce and market dry dog foods, dry and soft-moist cat foods and pet treats under the PURINA name, including DOG CHOW, CAT CHOW and numerous other dog and cat food brands. The Golden Products Segment manufactures and markets cat box filler, and also markets related items such as dog litter and cat box liners and deodorizers, under the GOLDEN CAT name, including TIDY CATS and other brands. Operations of the Golden Products Segment are conducted primarily in the United States and Canada.

     On April 1, 2000, the Company distributed to its shareholders, in a tax-free spin-off, all of the outstanding capital stock of Energizer Holdings, Inc., a wholly owned subsidiary engaged in the battery products business.

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

     The principal raw materials used in the North American and International Pet Foods Segments are grain and grain products, protein ingredients and meat by-products, and in the Golden Products Segment, clay, paper and silica gel. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in these products may fluctuate due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. The Company manages exposure to changes in the commodities markets as considered necessary by hedging certain of its ingredient requirements such as soybean meal, corn or wheat.

     Products of the North American and International Pet Foods Segments and the Golden Products Segment are marketed primarily through direct sales forces to grocers, mass merchandisers, specialty retailers, wholesalers and other customers.

     Competition is intense in all of the Company's Business Segments. The principal competitors in all Segments are regional, national and international manufacturers whose products compete with those of the Company for shelf space and consumer acceptance.

     During fiscal years 1998, 1999 and 2000, revenue from the Company's sales of its products to Wal-Mart Stores, Inc. and its affiliated companies was 18.0%, 20.3% and 24.0%, respectively, of the Company's consolidated revenues. Except for this relationship, the Company was not dependent upon any other single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

     The  operations  of the Company are subject to various laws and regulations relating to public health, worker safety and the environment. The Company is not presently engaged in any material issues or controversies related to such matters. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. It is not expected that the Company will have material capital expenditures for environmental control facilities during the next fiscal year.

     As of September 30, 2000 the Company, as a whole, employed 4,380 employees in the United States and 2,369 outside of the United States. The descriptions of the businesses of, and the summary of selected financial data regarding, the Company appearing under "Ralston Purina Company-Financial Review-Highlights" on pages 14 through 15, "Ralston Purina Company-Financial Review-Liquidity and Capital Resources" on pages 18 through 19, "Ralston Purina Company-Financial Review-Operating Segment Information" on pages 16 through 18, "Ralston Purina Company-Notes to Financial Statements-Segment Information" on pages 44 through 45, and "Ralston Purina Company-Notes to Financial Statements-Summary of Accounting Policies-Research and Development" on page 29 of the Ralston Purina Company Annual Report to Shareholders 2000, are hereby incorporated by reference.

ITEM  2.  PROPERTIES.

     A list of the Company's principal plants and facilities as of the date of filing follows. The Company believes that such plants and facilities, in the aggregate, are adequate, suitable and of sufficient capacity for purposes of conducting its current business.




NORTH AMERICAN PET FOODS PLANTS                  GOLDEN PRODUCTS PLANTS
United States and Canada                         United States and Canada
Atlanta, GA                                      Bloomfield, MO
Clinton, IA (1)                                  King William, VA
Davenport, IA                                    Maricopa, CA
Denver, CO                                       Moncton, New Brunswick, Canada
Dunkirk, NY                                      Springfield, MO
Flagstaff, AZ
Innisfail, Alberta, Canada                       Packaging Facilities
Mechanicsburg, PA                                Caledonia, Ontario, Canada (4)
Mississauga, Ontario, Canada
Oklahoma City, OK                                OTHER PROPERTIES
Zanesville, OH
                                                 RESEARCH FACILITIES
Pet Food Ingredient Manufacturing  Plant         United States
Hager City, WI                                   Gray Summit, MO (2)
                                                 St. Louis, MO (2)

INTERNATIONAL PET FOODS PLANTS                   MACHINE SHOP AND FOUNDRY
Chilton, United Kingdom                          St. Louis, MO
Cornard Mills, United Kingdom
Cuautitlan, Mexico                               ADMINISTRATIVE AND EXECUTIVE OFFICES
Dubbo, Australia                                 St. Louis, MO
Encrucijada, Venezuela (3)
Monjos, Spain
Montfort-Sur-Risle, France
Portogruaro, Italy
Ribeirao Preto, Brazil
Santo Tome, Argentina
Veghel, The Netherlands


In addition to the properties identified above, the Company and its subsidiaries own and/or operate sales offices, regional offices, storage facilities, distribution centers and terminals and related properties.

(1)     Leased  pursuant  to  industrial  revenue  bond  financing

(2) Provides service for North American Pet Foods, International Pet Foods, and Golden Products

(3) Also produces feed under a toll milling arrangement with Agribrands International, Inc.

(4)     Bulk  packaging  and  distribution


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

     Based upon the information currently available, the Company believes that its ultimate liability for all pending legal proceedings, asserted legal claims and known potential legal claims which are likely to be asserted, should not be material to its financial position. Such liability could, however, be material to results of operations or cash flows for a particular quarter or annual period.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     Not  applicable.

ITEM  4.A.   EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

     A list of the executive officers of the Company and their business experience follows:

W.  Patrick McGinnis, 53, Chief Executive Officer and President since June, 1999
--------------------
and executive officer since 1984. Co-Chief Executive Officer and co-President from October, 1997 to June, 1999; President and Chief Executive Officer, Pet Products Group 1992-2000; President and Chief Operating Officer, Grocery Products Group, 1989-1992; Vice President and President, Branded Foods Group, 1987-1989; Vice President and Executive Vice President, Grocery Products
Division,  1984-1987;  Division  Vice  President,  Marketing,  Grocery  Products
Division, 1983-1984; Executive Vice President and Director, Grocery Products Division, Ralston Purina Canada Inc., 1980-1983. Company service, 28 years.

Terence  E.  Block,  52, Chief Operating Officer, North American Pet Foods since
------------------
June, 1999 and executive officer since March, 2000. Executive Vice President, Marketing and Customer Development, Pet Products Group, 1996-1999; Vice President, Customer Development, Pet Products Group, 1993-1996; Vice President and Director, Human Resources, Grocery Products Division, 1992-1993; Vice President and Director, Marketing, Grocery Products Division, 1986-1992. Company service, 22 years.

James R. Elsesser, 56, Vice President and Chief Financial Officer since 1985 and
-----------------
Treasurer since 1999, and executive officer since 1985; Vice President, March-September, 1985; Treasurer, February-September, 1985. Company service, 15 years.

Nancy  E. Hamilton, 50, Vice President, Secretary and Senior Counsel since 1996,
------------------
and executive officer since 1996; Senior Counsel and Assistant Secretary, 1994-1996. Company service, 15 years.

Franklin  W. Krum, 66, Chairman, Pet Products International since July, 1997 and
-----------------
executive officer since March, 2000. President, Golden Products Division, 1995-1997. Business experience prior to Ralston Purina includes President and Chief Executive Officer, Golden Cat Company, 1990-1995; President and Chief Executive Officer, Alpo Petfoods, 1986-1990; Senior Vice President, Sales and Marketing, Alpo Petfoods, 1981-1985. Company service, 4 years.

Stanley  M.  Rea,  58,  Vice  President  and General Counsel since May, 2000 and
----------------
executive officer since March, 2000. Vice President and General Counsel, Pet Products Group, 1987-2000. Company service, 26 years.

William H. Sackett, 54, Chief Administrative Officer and executive officer since
------------------
March, 2000. Chief Administrative Officer, Pet Products Group, 1999-2000. Executive Vice President and Chief Financial Officer, Pet Products Group, 1995-1999; Vice President and Director, Finance and Administration, Pet Products Group, 1992-1995; Chief Financial Officer, Keystone Resorts Management, Inc., 1990-1992; Vice President and Controller, Branded Foods Group, 1987-1990; Vice President and Controller, Specialty Foods Division, 1985-1987. Company service, 29 years.

Robert  C.  Watt,  48,  President, Golden Products Division since June, 1997 and
----------------
executive officer since March, 2000. Executive Vice President, Golden Products Division, 1995-1997; Vice President and Director, Marketing, Grocery Products
Division,  1988-1995.  Company  service,  20  years.

Anita  M.  Wray,  46,  Vice  President  and Controller since 1994, and executive
---------------
officer since 1994; Vice President and Director of Financial Accounting Services, 1985-1994. Company service, 21 years.

(Ages  and  years  of  service  as  of  September  30,  2000.)

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock ("RAL Stock") is listed on the New York Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange and has unlisted trading privileges on the Philadelphia, Boston and Cincinnati Stock Exchanges. As of September 30, 2000, there were 22,756 shareholders of record of the RAL Stock.

     The following tables set forth dividends paid and range of market prices for the RAL Stock (for the year ended September 30):

                                 DIVIDENDS PAID

                                        2000     1999
                                        ----     ----
                 First Quarter          $.10    $.10
                 Second Quarter          .10     .10
                 Third Quarter           .07     .10
                 Fourth                  .07     .10


                               MARKET PRICE RANGE


                           2000                1999
                           ----                ----
                          RAL Stock           RAL Stock
                          ---------          ---------

      First Quarter     $32 1/2 - 25 1/2      $37 3/16 - 28 1/4
      Second Quarter     29 3/4 - 23 1/4       32 1/2 -  25 13/16
      Third Quarter      22 5/16 - 16 3/4*     33 - 25 5/8
      Fourth Quarter     24 1/2 -  18 13/16*   30 7/8 - 27 1/4

*  Prices reflect effects of Energizer Holdings, Inc. spin-off on April 1, 2000.

There have been no unregistered offerings of registrant's equity securities during the period covered by this Annual Report on Form 10-K.



ITEM  6.  SELECTED  FINANCIAL  DATA.

     The summary of selected financial data regarding Ralston Purina Company appearing on pages 12 through 13, of the Ralston Purina Company Annual Report to Shareholders 2000, is hereby incorporated by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under "Ralston Purina Company-Financial Review" on pages 14 through 21 of the Ralston Purina Company Annual Report to Shareholders 2000, is hereby incorporated by reference.

ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing under "Ralston Purina Company-Financial Review-Market Risk Sensitive Instruments and Positions" on pages 20 through 21 of the Ralston Purina Company Annual Report to Shareholders 2000, is hereby incorporated by reference.

ITEM  8.   FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The consolidated financial statements of the Company and its subsidiaries appearing on pages 23 through 47, together with the report thereon of PricewaterhouseCoopers LLP on page 22, and the supplementary data under "Ralston Purina Company-Quarterly Financial Information" on pages 48 through 49 of the Ralston Purina Company Annual Report to Shareholders 2000, are hereby incorporated by reference.

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
            FINANCIAL  DISCLOSURE.

     Not applicable.

                                    PART III

ITEM  10.  DIRECTORS  OF  THE  REGISTRANT.

     The information regarding directors on pages 3 through 4, and information appearing under "Compliance With Section 16(a) Reporting" on page 2, of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated
December  11,  2000,  is  hereby  incorporated  by  reference.

ITEM  11.  EXECUTIVE  COMPENSATION.

     Information appearing under "Executive Compensation" on pages 13 through 20, "Common Stock Ownership Of Directors and Executive Officers" on pages 11 through 12, and "Director Compensation" on page 6 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 2000, is hereby incorporated by reference.

     Despite anything to the contrary in any of the Company's previous SEC filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 2000, in whole or in part, the Human Resources Committee Report on Executive Compensation, the Ralston Purina Company Audit Committee Report and Audit Committee Charter and the Performance Graph from the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 2000 will not be incorporated by reference into this Annual Report on Form 10-K or into any other filings.

ITEM  12.   SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under "Stock Ownership Information" on page 11 and "Common Stock Ownership of Directors and Executive Officers" on pages 11 through 12 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 2000, is hereby incorporated by reference.

ITEM  13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under "Certain Relationships and Related Transactions" on page 7 of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 2000, is hereby incorporated by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

1.  Documents  filed  with  this  report:

    a. Financial statements previously incorporated by reference under Item 8 herein.

        - Report  of  Independent  Accountants.
        - Consolidated Statement of Earnings -- for years ended
          September 30, 2000, 1999 and  1998.
        - Consolidated Balance Sheet -- for years ended September 30, 2000 and 1999.
        - Consolidated  Statement  of Cash Flows -- for years ended
          September 30, 2000, 1999  and  1998.
        - Consolidated Statement of Shareholders Equity -- for years ended September 30, 2000, 1999 and 1998.
        -  Notes  to  Financial  Statements.

    b. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

        (3i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 23, 1999, are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1999.
        (3ii)    The  Bylaws  of  Ralston Purina Company, as amended
                 November 16, 2000.
        (4) The Rights Agreement, effective as of March 28, 1996, and as amended May 28, 1998, is hereby incorporated by reference to the Company's Amendment No.1 to Form 8-A Registration Statement filed on January 21, 1999.
        (4) Ralston Purina Company agrees to furnish the SEC, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries and any of its unconsolidated subsidiaries for which financial statements are required to be filed.

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

                          (a) Form of Agreement for Deferral of 1985, 1986 and 1989 Annual and Special Cash Bonuses.*
                          (b) Form of letter amending Restricted Stock Awards and Non-Qualified Stock Options, as of September 27, 1990.*

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

                          (a) Form of Agreement for Deferral of 1992 Annual and Special Bonuses.*
                          (b) Form of Agreement for Deferral of 1992 Annual Cash Bonus.*
                          (c) Form of Amendment to 1991 Non-Qualified Stock Option.*
                          (d) Form of letter amending Restricted Stock Awards, dated as of September 24, 1993.*

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

                          (a) Form of November 20, 1997 Non-Qualified Stock Option.*
                          (b) Deferred Compensation Plan for Key Employees, as amended, September 21, 1989, April 9, 1990, November 21, 1990, December 11, 1992,
                               July 30, 1993, November 18, 1993,
                               November 6, 1995, September 26, 1996, and
                               November 13, 1997.*
                          (c)  Form of Letter of Deferral of 1998 Bonus  Award.*
                          (d) Form of Agreement for Deferral of 1997 Annual Cash Bonus.*
                          (e) Form of Agreement for Deferral of 1997 Annual and Special Cash Bonus.*
                          (f)  Form of Split Dollar  Agreement.*
                          (g) 1996 Leveraged Incentive Plan, adopted as of September 26, 1996 and amended
                               September 25, 1997.*
                          (h) Resolution adopted September 26, 1996 amending Options granted September 28, 1995.*
                          (i) Agreement and Plan of Merger and Exchange by and among E.I. du Pont de Nemours and Company, Ralston Purina Company, Protein Technologies International Holdings, Inc. and Other Parties Named Therein, dated as of December 2, 1997.

                 (xiv) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998.

                          (a) Form of September 24, 1998 Non-Qualified Stock Option.*
                          (b)  Form of Letter of Deferral of 1999 Bonus Award.*
                          (c) Form of Agreement for Deferral of 1998 Annual Cash Bonus.*
                          (d) 1998 Leveraged Incentive Plan, adopted effective October 1, 1998.*
                          (e) Form of Letter of Deferral of 1996 Leveraged Incentive Plan Award.*
                          (f)  Agreement and Plan of Reorganization
                               dated as of April 1, 1998 between Ralston Purina Company and Agribrands International, Inc.
                          (g)  Form  of Indemnification Agreement dated
                               October 1, 1997 between Ralston Purina Company and William P.Stiritz.*
                          (h) Resolution dated March 19, 1998 amending Fixed Benefit Option provision of the Deferred Compensation Plan for Non-Management Directors.*
                          (i) Resolution dated March 19, 1998 amending Fixed Benefit Option provision of the Deferred Compensation Plan for Key Employees.*
                          (j) Ralston Purina Company Executive Health Plan as amended September 24, 1998.*
                          (k)  Ralston Purina Company Executive Retiree Life
                               Plan.*
                          (l)  Resolution dated May 28, 1998 regarding
                               repayment of gain provisions in outstanding non-qualified option awards held by Corporate Officers.*

                 (xv) The following material contracts are hereby incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1999.

                          (a) Form of Management Continuity Agreement with Chief Executive Officer, incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.*
                          (b) Form of Management Continuity Agreement with Corporate Vice President, incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1999.*
                          (c) Form of September 23, 1999 Non-Qualified Stock Option.*
                          (d)  Form of Letter of Deferral of 2000 Bonus Award.*
                          (e) Form of Agreement for Deferral of 1999 Annual Cash Bonus.*
                          (f) Form of September 23, 1999 Non-Qualified Stock Option granted to non-management Directors.*
                          (g) Forms for Deferral Elections under the Deferred Compensation Plan for Non-Management Directors.*
                          (h) Resolution Adopted November 18, 1999, Amending the Deferred Compensation Plan for Non-Management Directors.*
                          (i) Excerpt of March 25, 1999 Human Resources Committee meeting minutes.*
                          (j) Resolution dated February 15, 1999 to amend Outstanding Option Awards to add Reload Feature.*
                          (k) Amendment to Executive Long Term Disability Plan dated June 23, 1999.*
                          (l) Amendment to Deferred Compensation Plan for Key Employees effective July, 1999.*

                 (xvi) The following material contracts are hereby incorporated by reference to the Company's 10-Q for the quarter ended December 31, 1999.

                          (a) Ralston Purina Company Executive Incentive Compensation Plan, incorporated by reference to Appendix A of the Company's Proxy Statement dated December 10, 1999.*
                          (b) Form of Amendment to 1998 Leveraged Incentive Award.*
                          (c) Amendment to Executive Health Plan dated December 16, 1999.*

                 (xvii) The following material contracts are hereby incorporated by reference to the Company's 8-K dated April 1, 2000.

                          (a) The Agreement and Plan of Reorganization dated as of April 1, 2000, between Ralston Purina Company and Energizer Holdings, Inc.
                          (b) Amendment to Shareholder Agreement between Ralston Purina Company and Interstate
                               Bakeries Corporation dated March 30, 2000.
                          (c)  Letter Agreement between Ralston Purina Company
                               and Interstate Bakeries Corporation dated
                               July 3, 1997.

                 (xviii) The following material contracts are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.

                          (a)  Form of Non-Qualified Stock Option dated
                               April 18, 2000.*
                          (b)  Form of Non-Qualified Stock Option dated
                               April 18, 2000 with Chief Executive  Officer.*
                          (c)  Form of Non-Qualified Stock Option dated
                               April 18, 2000 with Chief Financial  Officer.*

                 (xix) The following material contracts are hereby incorporated by reference to the Company's 8-K dated July 24, 2000.

                          (a) Amendment #2 to the Shareholder Agreement and Amendment to the Supplement to Shareholder Agreement between Ralston Purina Company and Interstate Bakeries Corporation dated
                               July 24, 2000.
                          (b) Share Purchase Agreement between Ralston Purina Company and Interstate Bakeries Corporation dated July 24, 2000.

                 (xx) The following material contracts are hereby incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000.

                          (a)  Aircraft Joint Ownership Agreement dated
                               April 1, 2000 between Ralston Purina Company, Eveready Battery Company and Agribrands International, Inc. (Exhibit D to the Agreement and Plan of Reorganization between Ralston Purina Company and Energizer Holdings, Inc. filed as an exhibit to the Company's 8-K dated April 1, 2000).

                 (xxi) Form of Non-Qualified Stock Option dated September 21, 2000 with Chief Executive Officer and other executive officers.*

                 (xxii)   Form of Non-Qualified Stock Option dated
                          September 21, 2000 with Chief Financial  Officer.*

                 (xxiii) Form of September 21, 2000 Non-Qualified Stock Option granted to non-management Directors.*

                 (xxiv) Form of Letter of Deferral of 2001 Salary and Bonus Award.*

                 (xxv)    Form of Agreement for Deferral of 2000 Annual
                          Cash Bonus.*

                 (xxvi) Forms for Deferral Elections under the Deferred Compensation Plan for Non-Management Directors.*

                 (xxvii) Form of Payment Election Form for Supplemental Executive Retirement Plan.*

                 (xxviii) Excerpt of March  16, 2000 Human Resources Committee meeting minutes amending 1998 Leveraged Incentive
                          Plan.*

                 (xxix) Form of Letter of Deferral of Potential 1998 Leveraged Incentive Plan Award.*

                 (xxx) Form of Letter of Deferral of Potential Executive Incentive Compensation Plan Award for Chief Executive Officer and Chief Financial Officer.*

                 (xxxi) 2000 Leveraged Incentive Plan, adopted effective October 1, 2000.*

                 (xxxii) Group Personal Excess Liability Insurance Plan adopted May 24, 1999.*

                 (xxxiii) Forms of Executive Savings Investment Plan Deferral and Payment Election Form for Chief Executive Officer and other participants.*

                 (xxxiv) Form of Letter of Deferral of Potential Management Continuity Severance Benefits.*

                 (xxxv) Resolutions dated July 22, 1999 and March 16, 2000 amending the Grantor Trust.*

                 (xxxvi) Consent and Agreement between Ralston Purina Company, Agribrands International, Inc. and Cargill, Incorporated dated December 1, 2000.

                 (xxxvii) 2000 Restricted Stock Award Agreement with Chief Executive Officer.*

                 (xxxviii) 2000 Restricted Stock Award Agreement with Chairman of the Board.*

                 (xxxix) Ralston Purina Company 1996 Incentive Stock Plan, incorporated by reference to Exhibit B of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 15, 1995.*

                 (xl) Ralston Purina Company 1999 Incentive Stock Plan, incorporated by reference to Exhibit A of the Ralston Purina Company Notice of Annual Meeting and Proxy Statement dated December 11, 1998.*

(13) Pages 12 through 49 of the Ralston Purina Company Annual Report to Shareholders 2000, which are incorporated herein by reference, are filed herewith.
(21)     Subsidiaries  of  the  Registrant.
(23)     Consent  of  Independent  Accountants.
(27)     Financial  Data  Schedule.
        27.i     Financial  Data  Schedule  for  2000  Annual  Period
        27.ii    Restated  Financial  Data  Schedule  for three month
                 period ended December  31, 1999
        27.iii   Restated  Financial  Data  Schedule  for  1999  Annual  Period
                 Restated  Financial Data Schedule for nine month period ended
                 June 30, 1999
                 Restated  Financial Data Schedule for six month period ended
                 March 31, 1999
                 Restated Financial Data Schedule for three month period ended
                 December 31, 1998
        27.iv    Restated  Financial  Data  Schedule  for  1998  Annual  Period



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



                        FINANCIAL STATEMENT AND SCHEDULES

The consolidated financial statements of the Registrant have been incorporated by reference under Item 8. Financial statements of the entities in which Registrant's ownership interest is 50% or less have been omitted because, in the aggregate, they are not significant.

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


                              RALSTON  PURINA  COMPANY


                              By:   /s/ W. P. McGinnis
                                   ------------------------------
                                    W. P. McGinnis
                                    Chief  Executive  Officer
                                    and  President



Date:     December 21, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 2000, by the following persons on behalf of the registrant and in the capacities indicated.


SIGNATURE                           TITLE
---------                           -----

/s/  W. P.  McGinnis
-------------------------------     Director  and  Chief  Executive  Officer
     W. P.  McGinnis                and  President

/s/  James  R.  Elsesser
-------------------------------     Vice  President,  Chief  Financial
     James  R.  Elsesser            Officer  and  Treasurer

/s/  Anita  M.  Wray
-------------------------------     Vice  President  and  Controller
     Anita  M.  Wray

/s/  William  P.  Stiritz
-------------------------------     Chairman  of  the  Board
     William  P.  Stiritz           of  Directors

/s/  David  R.  Banks
-------------------------------     Director
     David  R.  Banks

/s/  John  H.  Biggs
-------------------------------     Director
     John  H.  Biggs

/s/  Donald  Danforth,  Jr.
-------------------------------     Director
     Donald  Danforth,  Jr.

/s/  William  H.  Danforth
-------------------------------     Director
     William  H.  Danforth

/s/  David  C.  Farrell
-------------------------------     Director
     David  C.  Farrell

/s/  M.  Darrell  Ingram
--------------------------------     Director
     M.  Darrell  Ingram


/s/  Richard  A.  Liddy
--------------------------------     Director
     Richard  A.  Liddy

/s/  John  F.  McDonnell
--------------------------------     Director
     John  F.  McDonnell

/s/  Katherine  D.  Ortega
--------------------------------     Director
     Katherine  D.  Ortega

/s/  Ronald  L.  Thompson
--------------------------------     Director
     Ronald  L.  Thompson


EXHIBIT  INDEX
--------------

Exhibits
--------

EX-3.ii        The  Bylaws  of Ralston Purina Company, as amended
               November 16, 2000

EX-10          Material  Contracts

               10.xxi Form of Non-Qualified Stock Option dated September 21, 2000 with Chief Executive Officer and other executive officers.

               10.xxii Form of Non-Qualified Stock Option dated September 21, 2000 with Chief Financial Officer.

               10.xxiii Form of September 21, 2000 Non-Qualified Stock Option granted to non-management Directors.

               10.xxiv Form of Letter of Deferral of 2001 Salary and Bonus Award.

               10.xxv        Form  of  Agreement  for  Deferral  of  2000
                             Annual Cash Bonus.

               10.xxvi Forms for Deferral Elections under the Deferred Compensation Plan for Non-Management Directors.

               10.xxvii Form of Payment Election Form for Supplemental Executive Retirement Plan.

               10.xxviii     Excerpt  of  March  16,  2000  Human  Resources
                             Committee meeting minutes  amending  1998
                             Leveraged Incentive  Plan.

               10.xxix Form of Letter of Deferral of Potential 1998 Leveraged Incentive Plan Award.

               10.xxx Form of Letter of Deferral of Potential Executive Incentive Compensation Plan Award for Chief Executive Officer and Chief Financial Officer.

               10.xxxi 2000 Leveraged Incentive Plan, adopted effective October 1, 2000.

               10.xxxii Group Personal Excess Liability Insurance Plan adopted May 24, 1999.

               10.xxxiii     Forms of  Executive  Savings  Investment Plan
                             Deferral and Payment Election  Form  for  Chief
                             Executive  Officer  and  other  participants.

               10.xxxiv Form of Letter of Deferral of Potential Management Continuity Severance Benefits.

               10.xxxv Resolutions dated July 22, 1999 and March 16, 2000 amending the
                             Grantor  Trust.

               10.xxxvi Consent and Agreement between Ralston Purina Company, Agribrands International, Inc. and Cargill, Incorporated dated December 1, 2000.

               10.xxxvii     2000 Restricted Stock Award Agreement with Chief
                             Executive Officer.

               10.xxxviii    2000 Restricted Stock Award Agreement with
                             Chairman of the Board.

EX-13 Pages 12 through 49 of the Ralston Purina Company Annual Report to Shareholders 2000

EX-21          Subsidiaries  of  the  Registrant

EX-23          Consent  of  Independent  Accountants

EX-27          Financial  Data  Schedule
               27.i Financial Data Schedule for 2000 Annual Period (provided electronically)
               27.ii Restated Financial Data Schedule for three month period ended December 31, 1999
                      (provided electronically)
               27.iii Restated Financial Data Schedule for 1999 Annual Period
                      Restated Financial Data Schedule for nine month period ended June 30, 1999
                      Restated Financial Data Schedule for six month period ended March 31, 1999
                      Restated Financial Data Schedule for three month period ended December 31, 1998
                      (provided electronically)
               27.iv Restated Financial Data Schedule for 1998 Annual Period (provided electronically)


Exhibit 27.i
        27.ii
        27.iii
        27.iv
(Documents prepared on Edgar)