Form 10-Q
period 2000-12-31
RALSTON PURINA CO
filed 2001-02-14
CIK 81870

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended December 31, 2000

                           Commission File No. 1-4582


                             RALSTON PURINA COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                MISSOURI                                43-0470580
        -----------------------             ------------------------------------
        (State of Incorporation)            (I.R.S. Employer Identification No.)

 CHECKERBOARD SQUARE, ST. LOUIS MISSOURI                   63164
 ----------------------------------------               ----------
 (Address of principal executive offices)               (Zip Code)

                                 (314) 982-1000
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                              YES: X      NO:
                                  ---         ---


Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on February 12, 2001: 309,548,491.

PART I - FINANCIAL INFORMATION

                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
                   -------------------------------------------

OPERATING RESULTS

Net earnings for the quarter ended December 31, 2000 were $81.4, or $.28 per basic and diluted share. Included in net earnings for the current quarter is an after-tax gain on the sale of a portion of the Company's investment in Conoco, Inc. (Conoco) B common stock of $.3.

The prior year first quarter net earnings of $242.8, or $.83 and $.82 per basic and diluted share, included an unrealized after-tax gain of $48.4, or $.17 per basic and diluted share, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt. Net earnings for the prior year quarter also included net earnings from discontinued operations of $107.7, or $.37 and $.36 per basic and diluted share, respectively. Discontinued operations represents results of the battery products business (Energizer), which was spun off to shareholders on April 1, 2000.

Earnings before the stock sale gain discussed above were $81.1 for the quarter ended December 31, 2000 compared to pro forma earnings from continuing operations before the SAILS market adjustment of $89.0 in the prior year quarter. Earnings decreased primarily on lower operating earnings, mark-to-market adjustments on liabilities denominated in share equivalents and lower equity earnings from the Company's investment in Interstate Bakeries Corporation (IBC), partially offset by lower interest expense and higher returns on other investments. Excluding the previously noted unusual item in each period, earnings per share were $.28 on a basic and diluted basis for the current quarter compared to pro forma earnings per share from continuing operations of $.30 a year ago.

The net pro forma adjustment in the prior year represents a reduction in interest expense due to the change in debt structure associated with the spin-off of Energizer, net of an adjustment to income taxes to reflect the Company's post-spin-off tax rate.

RESULTS OF OPERATIONS

Net sales were flat for the quarter ended December 31, 2000 as increased sales for Golden Products and International Pet Foods were offset by decreased sales for North American Pet Foods. Comments on sales changes by operating segment are included in the following section.

Gross profit decreased 1.5% in the current quarter as increases for Golden Products and International Pet Foods were more than offset by a decrease for North American Pet Foods. As a percentage of sales, gross profit was 58.7% in the current quarter compared to 59.8% in the prior year first quarter. The decreased percentage in the current quarter primarily reflects lower margins for North American Pet Foods and Golden Products.

Selling, general and administrative expenses increased 17.5% in the current quarter due primarily to increases in employee-related costs, particularly unfavorable mark-to-market adjustments on liabilities denominated in share equivalents. Selling, general and administrative expenses were 18.5% and 15.8% of sales in the current and prior year first quarters, respectively.

Advertising and promotion expense decreased 4.2% in the current quarter due to lower trade promotion expenses for North American Pet Foods. As a percentage of sales, advertising and promotion expense was 21.3% in the current quarter and 22.3% a year ago.

Interest expense decreased to $29.5 in the first quarter compared to $46.6 in the prior year quarter reflecting reduced debt levels as a result of the spin-off of Energizer. Interest expense decreased $10.1 compared to prior year pro forma interest expense of $39.6 due to lower debt levels, partially offset by higher interest rates.

Other income/expense, net, was favorable $7.4 for the quarter primarily due to higher returns on other investments.

Income taxes, which include federal, state and foreign taxes, were 35.5% of pre-tax earnings before equity earnings for the current quarter. In the prior year quarter, pro forma income taxes excluding the SAILS market adjustment discussed above were 34.9%.

OPERATING SEGMENTS

See Note 4 of the Notes to Condensed Financial Statements for a table of segment sales and profitability for the quarters ended December 31, 2000 and 1999.

Sales for North American Pet Foods decreased 2.0% in the quarter on lower volumes and an unfavorable size mix, partially offset by a favorable product mix. This decrease reflects the current competitive environment and volume increases in the prior year associated with pantry loading by consumers preparing for Y2K.

Profitability for this segment decreased 5.3% in the quarter due to the sales decrease and unfavorable ingredient costs, partially offset by decreased promotional spending.

International Pet Foods' sales increased 5.7% in the quarter primarily as a result of volume increases in the Americas and Asia, partially offset by decreased Northern European sales due to lower volumes and unfavorable foreign exchange.

Profitability for this segment decreased 17.5% in the quarter primarily due to decreased volumes in Northern Europe and expenses associated with expansion into the Asian market.

Sales for Golden Products increased 13.2% in the quarter due to significant volume increases in scooping litter and new product introductions in the third quarter of the prior year. Profitability for Golden Products increased 5.9% in the quarter due to the sales increase, partially offset by increased product costs.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in E.I. du Pont de Nemours and Company, IBC and Conoco provide additional sources of liquidity. For the quarter ended December 31, 2000, cash flow from operations was $97.5 compared to cash flow from continuing operations of $132.5 in the prior year quarter. This decrease results primarily from lower cash earnings and changes in working capital items, most notably current liabilities.

Working capital was $35.7 at December 31, 2000 while current liabilities exceeded current assets by $36.7 at September 30, 2000. The working capital change is primarily due to increased accounts receivable and decreased notes payable.

During the current quarter, the Company sold a portion of its investment in Conoco B common stock for $33.2.

During the prior year quarter, the Company received net cash proceeds from the issuance of debt of $107.3, which was used for seasonal working capital needs and for share repurchases. The Company used cash of $233.2 during the prior year quarter for share repurchases.

During the current year quarter, the Company used cash of $31.8 for share repurchases. As of January 19, 2001, approximately 7,562,000 shares remained under the current Board of Directors' authorization dated May 25, 2000 for the purchase of 8,000,000 shares of RAL stock. This authorization is in addition to a continuing authorization permitting the Company to acquire, from time to time and at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

In connection with the merger agreement (described below), the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions and acquisitions.

ANNOUNCEMENT OF MERGER AGREEMENT

On January 16, 2001, the Company and Nestle S.A. announced that Nestle Holdings, Inc. and the Company have entered into a definitive merger agreement. Under the agreement, Nestle Holdings, Inc. will acquire all of the outstanding stock of Ralston Purina for US $33.50 per share in cash. The agreement is subject to regulatory and Ralston Purina shareholders' approval, as well as other customary closing conditions. The merger is not subject to a financing condition. While no assurances can be made that the merger will receive the necessary regulatory approvals on acceptable terms at any particular time, the Company expects regulatory approvals will be obtained no later than the final calendar quarter of 2001.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                                                QUARTER ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2000                  1999
                                                              --------              --------
Net Sales                                                     $  731.3              $  728.3
                                                              --------              --------
Costs and Expenses
  Cost of products sold                                          302.1                 292.6
  Selling, general and administrative                            135.2                 115.1
  Advertising and promotion                                      155.9                 162.7
  Interest expense                                                29.5                  46.6
  Gain on sale of Conoco stock                                    (0.5)                   --
  Unrealized gain on SAILS debt                                     --                 (75.6)
  Other (income)/expense, net                                    (13.9)                 (6.5)
                                                              --------              --------
                                                                 608.3                 534.9
                                                              --------              --------

Earnings from Continuing Operations before
  Income Taxes and Equity Earnings                               123.0                 193.4

Income Tax Provision                                             (43.7)                (66.1)

Equity Earnings, Net of Taxes                                      2.1                   7.8
                                                              --------              --------
Earnings from Continuing Operations                               81.4                 135.1

Net Earnings from Discontinued Operations                           --                 107.7
                                                              --------              --------
Net Earnings                                                  $   81.4              $  242.8
                                                              ========              ========

Earnings Per Share
  Basic
    Earnings from continuing operations                       $   0.28              $   0.46
    Net earnings from discontinued operations                       --                  0.37
                                                              --------              --------
    Net Earnings                                              $   0.28              $   0.83
                                                              ========              ========

  Diluted
    Earnings from continuing operations                       $   0.28              $   0.46
    Net earnings from discontinued operations                       --                  0.36
                                                              --------              --------
    Net Earnings                                              $   0.28              $   0.82
                                                              ========              ========

            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (CONDENSED AND UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                DECEMBER 31,         SEPTEMBER 30,
                                                                                ------------         -------------
                                                                                    2000                 2000
                                                                                ------------         -------------
                   ASSETS
Current Assets
    Cash and cash equivalents                                                   $       94.9         $       112.2
    Receivables, less allowance for doubtful accounts
         of $4.7 and $4.6, respectively                                                273.4                 223.1
    Inventories
         Raw materials and supplies                                                     51.3                  49.8
         Finished products                                                              78.2                  80.7
    Other current assets                                                                56.6                  64.1
                                                                                ------------         -------------
         Total Current Assets                                                          554.4                 529.9

Investments and Other Assets                                                         1,892.9               1,797.1

Property at Cost                                                                     1,242.1               1,224.8
    Accumulated depreciation                                                           621.3                 608.2
                                                                                ------------         -------------
                                                                                       620.8                 616.6
                                                                                ------------         -------------
             Total                                                              $    3,068.1         $     2,943.6
                                                                                ============         =============


        LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Current maturities of long-term debt                                        $        7.1         $         4.6
    Notes payable                                                                      101.9                 158.4
    Accounts payable                                                                   139.6                 140.9
    Other current liabilities                                                          270.1                 262.7
                                                                                ------------         -------------
         Total Current Liabilities                                                     518.7                 566.6

Long-Term Debt                                                                       1,242.6               1,245.3

Deferred Income Taxes                                                                  298.6                 267.8

Other Liabilities                                                                      440.7                 425.3

Shareholders Equity
    Preferred stock                                                                       --                    --
    Common stock                                                                        32.9                  32.9
    Capital in excess of par value                                                     204.7                 193.2
    Retained earnings                                                                1,362.3               1,293.5
    Common stock in treasury, at cost                                                 (458.6)               (477.0)
    Unearned portion of restricted stock                                               (32.4)                 (0.7)
    Value of common stock held in Grantor Trust                                       (373.5)               (372.0)

         Cumulative translation adjustment                                             (22.5)                (18.7)
         Net unrealized holding loss on available-for-sale securities                 (136.4)               (208.5)
         Net deferred hedging loss                                                      (4.9)                   --
         Minimum pension liability                                                      (4.1)                 (4.1)
                                                                                ------------         -------------
    Accumulated other comprehensive loss                                              (167.9)               (231.3)
                                                                                ------------         -------------
         Total Shareholders Equity                                                     567.5                 438.6
                                                                                ------------         -------------
             Total                                                              $    3,068.1         $     2,943.6
                                                                                ============         =============

            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (CONDENSED AND UNAUDITED)
                              (DOLLARS IN MILLIONS)

                                                                                       QUARTER ENDED DECEMBER 31,
                                                                                      ---------------------------
                                                                                        2000               1999
                                                                                      --------           --------
Cash Flow from Operations
  Net earnings                                                                        $   81.4           $  242.8
  Gain on sale of investments in common stock                                             (0.5)                --
  Unrealized gain on SAILS debt                                                             --              (75.6)
  Net earnings from discontinued operations                                                 --             (107.7)
  IBC equity earnings, pre-tax                                                            (2.7)             (11.2)
  Non-cash items included in income                                                       11.9               58.0
  Changes in assets and liabilities used in operations                                    (2.7)              28.4
  Other, net                                                                              10.1               (2.2)
                                                                                      --------           --------
    Cash flow from continuing operations                                                  97.5              132.5
    Cash flow from discontinued operations                                                  --               76.8
                                                                                      --------           --------
      Net cash flow from operations                                                       97.5              209.3
                                                                                      --------           --------

Cash Flow from Investing Activities
  Property additions, net                                                                (24.9)             (25.8)
  Proceeds from sale of investments in common stock                                       33.2                 --
  Other, net                                                                             (26.9)             (27.9)
                                                                                      --------           --------
    Cash used by investing activities - continuing operations                            (18.6)             (53.7)
    Cash from investing activities - discontinued operations                                --               20.9
                                                                                      --------           --------
      Net cash used by investing activities                                              (18.6)             (32.8)
                                                                                      --------           --------

Cash Flow from Financing Activities
  Net cash proceeds from (payment of) debt                                               (53.8)             107.3
  Dividends paid                                                                         (20.2)             (29.1)
  Treasury stock purchases                                                               (31.8)            (233.2)
  Other, net                                                                               9.7                1.6
                                                                                      --------           --------
    Cash used by financing activities - continuing operations                            (96.1)            (153.4)
    Cash from financing activities - discontinued operations                                --               11.1
                                                                                      --------           --------
      Net cash used by financing activities                                              (96.1)            (142.3)
                                                                                      --------           --------

Effect of Exchange Rate Changes on Cash                                                   (0.1)              (0.3)
                                                                                      --------           --------
Net Increase (Decrease) in Cash and Cash Equivalents                                     (17.3)              33.9

Cash and Cash Equivalents, Beginning of Period                                           112.2               56.6
                                                                                      --------           --------
Cash and Cash Equivalents, End of Period                                              $   94.9           $   90.5
                                                                                      ========           ========

            See Accompanying Notes to Condensed Financial Statements.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1 - The accompanying unaudited financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in conjunction with the financial statements and notes thereto included in the Ralston Purina Company (the Company) Annual Report to Shareholders for the year ended September 30, 2000.

NOTE 2 - During the quarter ended December 31, 2000, the Company sold a portion of its investment in Conoco, Inc. (Conoco) B common stock for $33.2 and recorded a gain of $0.5 pre-tax, or $0.3 after-tax. The cost basis of these shares was determined using the average cost method. At December 31, 2000, the Company held
2.8 million shares of Conoco B common stock.

NOTE 3 - On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138. (collectively, the Statement) This Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of SFAS No. 133, the Company reclassified previously deferred hedging losses on designated cash flow hedges of $10.8, which are net of taxes of $6.0, from current assets to accumulated other comprehensive loss.

The Company uses derivative instruments, primarily foreign exchange forward contracts and commodity futures contracts, to manage certain of its foreign exchange rate and commodity price risks. The terms of such instruments, and the hedging transactions to which they relate, generally do not exceed 12 months. Company policy allows for the use of derivative financial instruments only for identifiable exposures and, therefore, the Company does not enter into derivative instruments for trading purposes where the objective is to generate profits.

With respect to foreign exchange rate risk, the Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements. The Company's foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency, primarily anticipated purchases of raw materials and sales of finished product, and the settlement of receivables and payables. The primary currencies to which the Company's foreign affiliates are exposed include the U.S. dollar and the euro, while domestic affiliates are primarily exposed to the British pound.

The Company also uses commodity futures contracts with the objective of reducing commodity price risks related to future raw material requirements for commodities such as corn, wheat, soybean meal and various other high protein ingredient meals. Commodity price risks arise from price volatility due to factors such as weather conditions, government regulations, economic climate and other unforeseen circumstances.


Generally, the Company applies hedge accounting as allowed by the Statement. However, at times the Company may enter into derivatives which economically hedge certain of its risks even though hedge accounting is not allowed by the Statement or is not applied by the Company. For derivatives where

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

hedge accounting is used, the Company formally designates the derivative as either 1) a fair value hedge of a recognized asset or liability or unrecognized firm commitment; 2) a cash flow hedge of an anticipated transaction; or 3) a foreign currency fair value and/or cash flow hedge. The Company also documents the designated hedging relationship upon entering into the derivative, including identification of the hedging instrument and the hedged item or transaction, strategy and risk management objective for undertaking the hedge, and the nature of the risk being hedged. Furthermore, each derivative is assessed for hedge effectiveness both at the inception of the hedging relationship and on a quarterly basis, for as long as the derivative is outstanding. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged.


The Company records all derivatives at fair value as assets or liabilities in the Consolidated Balance Sheet, with classification as current or long-term depending on the duration of the instrument. For fair value hedges, the effective and ineffective portions of the change in fair value of the derivative, along with the gain or loss on the hedged item, are recorded in earnings as incurred. For cash flow hedges, the effective portion of the change in fair value of the derivative is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is reflected in the Consolidated Statement of Earnings, at which time any deferred hedging gains or losses are recorded in earnings. The ineffective portion of the change in the fair value of a derivative used as a cash flow hedge is recorded in earnings as incurred.


Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the Company's outstanding cash flow hedges and which were recorded to earnings during the quarter ended December 31, 2000, were $0.1. At December 31, 2000, the net deferred hedging loss in Accumulated Other Comprehensive Income was $4.9. This entire deferred loss is expected to be recognized in earnings during the twelve months ended December 31, 2001, at the time the underlying hedged transactions are realized. See Note 8 below for comprehensive income for the Company's cash flow hedging activities for the quarter ended December 31, 2000.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 4 - Segment sales and profitability for the quarters ended December 31, 2000 and 1999 are as follows:

                                                                       Quarter ended December 31,
                                                                       --------------------------
NET SALES                                                                2000              1999
                                                                       --------          --------
North American Pet Foods..........................................     $  549.5          $  560.6
International Pet Foods...........................................        113.0             106.9
Golden Products...................................................         68.8              60.8
                                                                       --------          --------
    TOTAL.........................................................     $  731.3          $  728.3
                                                                       ========          ========

                                                                       Quarter ended December 31,
                                                                       --------------------------
PROFITABILITY                                                            2000              1999
                                                                       --------          --------
North American Pet Foods..........................................     $  124.0          $  130.9
International Pet Foods...........................................          9.9              12.0
Golden Products...................................................         16.1              15.2
                                                                       --------          --------
    TOTAL SEGMENT PROFITABILITY...................................        150.0             158.1

General corporate income/(expenses) (a)...........................          6.2              10.5
Amortization of goodwill and other intangible assets..............         (4.2)             (4.2)
Unusual items (b).................................................          0.5              75.6
Interest expense..................................................        (29.5)            (46.6)
                                                                       --------          --------
     EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES AND EQUITY EARNINGS..................................     $  123.0          $  193.4
                                                                       ========          ========

(a) Primarily includes general corporate expenses, mark-to-market adjustments on liabilities denominated in share equivalents, net unallocated pension income, postretirement expenses and investment income.
(b) Includes a gain on the sale of Conoco B common stock for the quarter ended December 31, 2000; and an unrealized gain on SAILS debt for the quarter ended December 31, 1999.

NOTE 5 - Net receivables at December 31 and September 30, 2000 consist of the following:

                                                                  December 31,     September 30,
                                                                      2000             2000
                                                                    --------         --------
Trade...........................................................    $  230.8         $ 198.0
Notes and other.................................................        47.3            29.7
Allowance for doubtful accounts.................................        (4.7)           (4.6)
                                                                    --------         -------
     Total......................................................    $  273.4         $ 223.1
                                                                    ========         =======

NOTE 6 - During the quarter ended December 31, 1999, the Company recorded an unrealized after-tax gain of $48.4, or $75.6 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt, which matured on August 1, 2000. This gain was $.17 per basic and diluted share.

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 7 - On April 1, 2000, the Company completed the tax-free spin-off to shareholders of its Battery Products business (Energizer). This segment is accounted for as a discontinued operation in the prior year quarter financial statements and related notes.

NOTE 8 - The components of total comprehensive income for the quarters ended December 31, 2000 and 1999 are as follows:

                                                                      Quarter Ended December 31,
                                                                        2000              1999
                                                                      --------          --------
Net Earnings                                                          $   81.4          $  242.8
  Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustments                              (3.8)             (3.3)
    Unrealized gains on available-for-sale securities                     72.4              43.9
        Reclassification adjustment due to sale of
          available-for-sale securities                                   (0.3)               --

    Transition adjustment due to change in accounting for
          derivative instruments and hedging activities                  (10.8)               --

    Additional gain deferrals on qualifying cash flow hedges               1.9                --
        Reclassification adjustment for cash flow hedging
          losses realized in net income                                    4.0                --
                                                                      --------          --------
Total Other Comprehensive Income                                          63.4              40.6
                                                                      --------          --------
          Total Comprehensive Income                                  $  144.8          $  283.4
                                                                      ========          ========

NOTE 9 - Other (income)/expense, net, for the quarters ended December 31, 2000 and 1999, consists of the following:

                                                   Quarter ended December 31,
                                                   --------------------------
                                                     2000              1999
                                                   --------          --------
  Dividends on available-for-sale securities       $   (6.0)         $   (7.0)
  Return on other investments                          (5.9)              0.8
  Miscellaneous (income)/expense                       (2.0)             (0.3)
                                                   --------          --------
                                                   $  (13.9)         $   (6.5)
                                                   ========          ========

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)


NOTE 10 - The following table sets forth the computation of basic and diluted earnings per share for the quarters ended December 31, 2000 and 1999.

                                                                   Quarter ended December 31,
                                                                   --------------------------
                                                                     2000              1999
                                                                   --------          --------
Numerator:
    Earnings from continuing operations                            $   81.4          $  135.1
    Net earnings from discontinued operations                            --             107.7
                                                                   --------          --------
    Net Earnings                                                   $   81.4          $  242.8
                                                                   --------          --------

Denominator:
    Denominator for basic earnings per share - weighted
      average shares(*)                                               286.9             292.2

    Effect of dilutive securities - stock options                       4.5               2.9
                                                                   --------          --------

    Denominator for diluted earnings per share - adjusted
      weighted average shares and assumed conversions                 291.4             295.1
                                                                   --------          --------

Basic earnings per share:
  Earnings from continuing operations                              $   0.28          $   0.46
  Net earnings from discontinued operations                              --              0.37
                                                                   --------          --------
  Net earnings                                                     $   0.28          $   0.83
                                                                   ========          ========

Diluted earnings per share:
  Earnings from continuing operations                              $   0.28          $   0.46
  Net earnings from discontinued operations                              --              0.36
                                                                   --------          --------
  Net earnings                                                     $   0.28          $   0.82
                                                                   ========          ========

(*) Weighted average shares used for the computation of basic earnings per share exclude 21,822,000 and 13,785,000 shares of common stock held by the Company's Grantor Trust at December 31, 2000 and 1999, respectively.

NOTE 11 - At December 31, 2000, there were 287,259,000 shares of common stock outstanding, exclusive of 19,499,000 shares held in treasury and 21,822,000 Grantor Trust shares. At September 30, 2000, there were 286,358,000 shares of common stock outstanding, exclusive of 20,461,000 shares held in treasury and 21,761,000 Grantor Trust shares.

NOTE 12 - Investments and Other Assets consist of the following:

                    RALSTON PURINA COMPANY AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               DECEMBER 31, 2000
                  (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)

                                       December 31,      September 30,
                                           2000              2000
                                        ----------       ------------
Available-for-sale securities           $    806.4       $      726.3
Deferred charges and other assets          1,086.5            1,070.8
                                        ----------       ------------
                                        $  1,892.9       $    1,797.1
                                        ==========       ============

NOTE 13 - Available-for-sale securities at December 31 and September 30, 2000 consist primarily of shares of E. I. du Pont de Nemours and Company (DuPont) common stock and Conoco B common stock. Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for these securities as of December 31 and September 30, 2000. The changes in net unrealized holding loss, net of tax, for the quarters ended December 31, 2000 and 1999 are included as a component of Other Comprehensive Income as shown in Note 8, above. At December 31, 2000, the Company held 14.8 million and 2.8 million shares of DuPont and Conoco B common stock, respectively.

                          Aggregate      Gross Unrealized                     Net Unrealized
                          Fair Value       Holding Loss       Tax Benefit      Holding Loss
                          ----------       ------------       -----------      ------------
December 31, 2000          $  806.4          $  213.1          $    76.7         $  136.4
September 30, 2000         $  726.3          $  325.8          $   117.3         $  208.5

NOTE 14 - During the first quarter of fiscal 2001, the Company issued 1.2 million shares of restricted common stock of the Company with a five-year vesting period. Upon issuance of the restricted shares, unearned compensation equivalent to the market value at the date of grant was charged to Shareholders Equity and will be amortized to expense over the five-year vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

NOTE 15 - On January 16, 2001, the Company and Nestle S.A. announced that Nestle Holdings, Inc. and the Company have entered into a definitive merger agreement. Under the agreement, Nestle Holdings, Inc. will acquire all of the outstanding stock of Ralston Purina for US $33.50 per share in cash. The agreement is subject to regulatory and Ralston Purina shareholders' approval, as well as other customary closing conditions. The merger is not subject to a financing condition. In connection with the merger agreement, the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions and acquisitions. While no assurances can be made that the merger will receive the necessary regulatory approvals on acceptable terms at any particular time, the Company expects regulatory approvals will be obtained no later than the final calendar quarter of 2001.

PART II - OTHER INFORMATION


There is no information required to be reported under any items except those indicated below.


Item 1.  Legal Proceedings

On December 13, 2000, an action entitled Basso Securities, Ltd. et al. v. Interstate Bakeries Corp. et al., No. 00CIV.9471, was filed in the United States District Court for the Southern District of New York, charging the Company and others with violations of the Securities Exchange Act of 1934 and certain violations of common law in connection with the Company's decision to exchange for cash, rather than for stock in Interstate Bakeries, its 7% Exchangeable Notes ("SAILS") due August 1, 2000. Plaintiffs seek unspecified damages. This matter is in its preliminary stage, involves complex issues of law and fact and may proceed for protracted periods of time. Based upon a review of the complaint, the Company believes its has meritorious defenses to the allegations contained therein.

Item 2.  Changes in Securities and Use of Proceeds

In connection with the merger agreement with Nestle Holdings, Inc. on January 16, 2001, the Company amended its First Amended Rights Agreement so that the merger would not cause the rights to separate from the Company's common shares or permit the Company's stockholders to exercise the rights. A complete description of the amendment, as well as a copy of the amendment, can be located in the Company's Amendment No. 2 to its Form 8-A/A Registration Statement filed on January 16, 2001.

Item 4.  Submission of Matter to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on January 25, 2001, for the purpose of electing four directors to serve three-year terms ending in January 2004, to ratify the Board of Directors' appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending September 30, 2001, to approve the amendment of the Restated Articles of Incorporation to limit the liability of directors, and to amend the Restated Articles of Incorporation to delete obsolete references to ESOP Preferred Stock.

The number of votes cast, and the number of shares voting for or against each candidate and the number of votes cast for the other matters submitted for approval, as well as the number of abstentions with respect thereto, is as follows:

                                          VOTES             VOTES
                                           FOR             WITHHELD
        David R. Banks                 265,970,818         4,907,277

        M. Darrell Ingram              266,186,626         4,691,469

        John F. McDonnell              265,959,354         4,918,741

        W. Patrick McGinnis            266,422,603         4,455,492

                                          VOTES            VOTES           VOTES
                                           FOR            AGAINST        ABSTAINED
Ratification of
PricewaterhouseCoopers LLP             268,411,119       1,238,162       1,228,814

Amendment of Restated
Articles of Incorporation
to limit liability of directors        259,929,887       8,239,234       2,708,974

Amendment of Restated Articles
of Incorporation to delete
obsolete references to ESOP
Preferred Stock                        267,279,298       1,534,608       2,064,189

Item 5.  Other Information

At its November meeting, the Board of Directors authorized the offer of Management Continuity Agreements to Messrs. McGinnis, Elsesser, Block, Krum, Sackett and certain other executives. Management Continuity Agreements reflecting the November Board action were entered into in December with Messrs. McGinnis, Block and Sackett, and are filed as exhibits herewith. At a meeting of the Board of Directors on January 15, 2001, the Board authorized certain changes to the Management Continuity Agreements. These changes provide for (i) a fixed payment period that will begin upon the individual's qualifying termination instead of a declining payment period based upon the date of the change in control, (ii) calculating the individual's lump sum payment under the agreement without applying a discount rate to compute present value, and (iii) extending health benefit coverage beyond the payment period. It is expected that agreements reflecting these changes will be entered into with Messrs. McGinnis, Elsesser, Block, Krum, Sackett and the other executives in the near future.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits filed with this Report:

                  (4) Amendment No. 1 to First Amended Rights Agreement, incorporated by reference to the Company's Amendment No. 2 to Form 8-A/A Registration Statement filed on January 16, 2001.

                  (10)(i) Amendments to Deferred Compensation Plan for Key Employees.

                  (10)(ii) Morgan OnLine Factors to Consider.

                  (10)(iii) Form of Management Continuity Agreement with Mr. McGinnis.

                  (10)(iv) Form of Management Continuity Agreement with Messrs. Block and Sackett.

                  (10)(v) Form of Letter of Deferral of Potential Management Continuity Severance Benefits for Messrs. McGinnis, Block and Sackett.

         (b)      Reports on Form 8-K

                  A Current Report on Form 8-K was filed by the Company on January 16, 2001 announcing that the Company and Nestle Holdings, Inc. have entered into a merger agreement under which Nestle will acquire Ralston for $33.50 in cash for each share of common stock of the Company.

                  A Current Report on Form 8-K was filed by the Company on January 25, 2001 to disclose selected remarks from the January 25, 2001 Annual Meeting of Shareholders.


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



                                         RALSTON PURINA COMPANY
                                         ----------------------
                                         Registrant


                                         By:  /s/ James R. Elsesser
                                             ---------------------------------
                                              James R. Elsesser
                                              Vice President, Chief Financial
                                              Officer and Treasurer


Date:  February  14, 2001

EXHIBIT INDEX


Exhibits

         EX-4 Amendment No. 1 to First Amended Rights Agreement, incorporated by reference to the Company's Amendment No. 2 to Form 8-A/A Registration Statement filed on January 16, 2001.

         EX-10 Material Contracts

                  (10)(i) Amendments to Deferred Compensation Plan for Key Employees.

                  (10)(ii) Morgan OnLine Factors to Consider.

                  (10)(iii) Form of Management Continuity Agreement with Mr. McGinnis.

                  (10)(iv) Form of Management Continuity Agreement with Messrs. Block and Sackett.

                  (10)(v) Form of Letter of Deferral of Potential Management Continuity Severance Benefits for Messrs. McGinnis, Block and Sackett.