Form 10-Q
period 2001-03-31
RALSTON PURINA CO
filed 2001-05-15
CIK 81870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001

                           Commission File No. 1-4582


                             RALSTON PURINA COMPANY
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   MISSOURI                   43-0470580
 -------------------------------------------------------------------------------
          (State of Incorporation) (I.R.S. Employer Identification No.)

                 CHECKERBOARD SQUARE, ST. LOUIS, MISSOURI 63164
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                                     YES:   X          NO:
                                                          -----


Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on May 11, 2001: 309,825,521
                                          -----------

PART I - FINANCIAL INFORMATION


                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
                   -------------------------------------------

OPERATING RESULTS

Net earnings for the six months ended March 31, 2001 were $135.8, or $.47 and $.46 per basic and diluted share, respectively. Included in net earnings are two unusual items which decreased net earnings by $23.2, or $.08 per basic and diluted share, as follows: a net after-tax loss on investments of $4.0, or $.01 per basic and diluted share; and after-tax merger-related costs associated with the pending merger between the Company and Nestle S.A. (see separate section below), consisting primarily of adjustments to employee-related liabilities denominated in share equivalents or tied to stock performance and transaction costs, of $19.2, or $.07 per basic and diluted share.

The prior year six-month net earnings of $385.8, or $1.33 and $1.32 per basic and diluted share, respectively, include several unusual items that increased net earnings by $125.0, or $.43 and $.42 per basic and diluted share, respectively. These unusual items include the following: an after-tax gain on investments of $7.1, or $.02 per basic and diluted share; an unrealized after-tax gain of $86.8, or $.30 and $.29 per basic and diluted share, respectively, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt; and capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share. Net earnings for the prior year six months also include net earnings from discontinued operations of $99.6, or $.34 per basic and diluted share. Discontinued operations represents results of the battery products business (Energizer), which was spun off to shareholders on April 1, 2000. Pro forma comparisons are presented below to reflect the impact of the spin-off.

Earnings before unusual items were $159.0 for the current six months, compared to pro forma earnings from continuing operations before unusual items of $168.9 in the prior year. The earnings decrease resulted primarily from lower equity earnings from the Company's investment in Interstate Bakeries Corporation (IBC) and lower operating earnings, partially offset by lower interest expense. Excluding unusual items in both periods, earnings per share were $.55 and $.54 on a basic and diluted basis, respectively, for the current six months, compared to pro forma earnings per share from continuing operations of $.58 a year ago.

For the quarter ended March 31, 2001, net earnings were $54.4, or $.19 per basic and diluted share, compared to $143.0, or $.49 per basic and diluted share for the same quarter in 2000. Net earnings for the current quarter include a net after-tax loss on investments of $4.3, or $.01 per basic and diluted share, and the after-tax merger-related costs of $19.2 discussed above.

Prior year second quarter net earnings include several unusual items and a net loss from discontinued operations of $8.1. Unusual items in the prior year quarter include the aforementioned gain on investments of $7.1 and capital loss tax benefits of $31.1, as well as a favorable market adjustment of the Company's SAILS debt of $38.4.

Earnings before unusual items for the quarter ended March 31, 2001 were $77.9, or $.27 per basic and diluted share, compared to pro forma earnings from continuing operations before unusual items of $79.9, or $.28 per basic and diluted share, for the prior year quarter. Earnings decreased primarily on lower IBC equity earnings, partially offset by lower interest expense.

The net pro forma adjustments of $7.7 and $5.4 in the prior year six months and second quarter, respectively, represent a reduction in interest expense due to the change in debt structure associated with the spin-off of Energizer, net of an adjustment to income taxes to reflect the Company's post-spin-off tax rate.

RESULTS OF CONTINUING OPERATIONS

Net sales increased 1.3% in the six months and 2.2% in the second quarter ended March 31, 2001. In the six months, sales increased on higher sales for International Pet Foods and Golden

Products. In the quarter, sales increased in each of the Company's operating segments. See the following section for comments on sales changes by operating segment.

Gross profit decreased $15.1 in the current six months and $8.6 in the current quarter. In the six months, a gross profit increase for Golden Products was more than offset by a decrease for North American Pet Foods. Gross profit decreases in the second quarter for North American Pet Foods and International Pet Foods were partially offset by increases for Golden Products. As a percentage of sales, gross profit was 58.2% in the current year six months compared to 60.0% a year ago. In the current quarter, the gross profit percentage was 57.7% compared to 60.2% in the prior year second quarter. The decreased percentage in both current year periods reflects lower margins for all operating segments.

Selling, general and administrative expenses increased 8.8% in the current six months and 1.0% in the quarter. The increase for the six months is primarily attributable to first quarter increases in employee-related costs, particularly unfavorable mark-to-market adjustments on liabilities denominated in share equivalents, and increases in International Pet Foods. Selling, general and administrative expenses increased to 18.4% of sales in the current six-month period, from 17.1% a year ago. In the quarter, selling, general and administrative expenses decreased to 18.2% of sales in the current quarter, compared to 18.5% in the prior year quarter.

Advertising and promotion expense decreased 4.1% in the current six months and 4.0% in the current quarter due primarily to lower advertising and promotion expenses for North American Pet Foods. As a percentage of sales, advertising and promotion expense was 20.8% and 20.3% in the current six months and second quarter, respectively, compared to 22.0% and 21.6% in the same periods a year ago.

Interest expense decreased to $58.7 and $29.2 for the current six months and quarter, respectively, from $91.4 and $44.8 in the prior year. These decreases reflect reduced debt levels as a result of the spin-off of Energizer. Compared to prior year pro forma interest expense of $76.9 and $37.3 for the six months and second quarter, respectively, interest expense decreased $18.2 in the current six months and $8.1 in the current quarter due primarily to lower debt levels.

Other income/expense, net, was favorable $9.9 for the six months and $2.5 for the quarter. These favorable variances were primarily attributable to higher returns on investments.

Income taxes include federal, state and foreign taxes. Excluding the unusual items discussed above, income taxes were 35.5% of pre-tax earnings before equity earnings in both the current year six months and second quarter, compared to pro forma income taxes before unusual items of 34.5% and 34.0%, respectively, of pre-tax earnings before equity earnings for the prior year periods.

OPERATING SEGMENTS

See Note 5 of the Notes to Condensed Financial Statements for a table of segment sales and profitability for the quarters and six months ended March 31, 2001 and 2000. Sales for North American Pet Foods were flat in the six months and increased 1.4% in the quarter as higher pricing and a favorable product mix were offset in the six months and partially offset in the quarter by lower volumes and an unfavorable size mix.

Profitability for this segment declined 3.0% in the six months and was flat in the quarter. The six-month decline resulted primarily from unfavorable ingredient costs, partially offset by decreased advertising and promotion expenses. In the quarter, the sales increase combined with lower advertising and promotion expenses was offset by higher ingredient costs.

International Pet Foods' sales increased 3.7% in the six months and 1.8% in the quarter. These increases resulted primarily from volume growth in the Americas and Asia, partially offset by decreased sales in Northern Europe due to lower volumes and unfavorable foreign exchange.


Profitability for this segment decreased 15.5% in the six months and 13.6% in the quarter primarily due to decreased volumes in Northern Europe, expenses associated with expansion in the Asian market and unfavorable foreign exchange.

Sales for Golden Products increased 11.6% in the six months and 10.1% in the quarter due to volume increases in scooping litter and new product introductions in the third quarter of the prior year.

Profitability for Golden Products increased 3.0% in the six months and was flat in the quarter as the sales increase was partially offset in the six months and offset in the quarter by increased product costs and increased advertising and promotion expenses.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in E.I. du Pont de Nemours and Company and IBC provide additional sources of liquidity. For the six months ended March 31, 2001, cash flow from operations was $137.9 compared to cash flow from continuing operations of $141.2 in the six months ended March 31, 2000.

Working capital was $100.1 at March 31, 2001, while current liabilities exceeded current assets by $36.7 at September 30, 2000. The working capital change is primarily due to increased cash and cash equivalents.

During the current and prior year six-month periods, the Company received proceeds from the sale of common stock investments of $89.1 and $88.6, respectively.

In preparation for the spin-off of Energizer on April 1, 2000, the Company received during the prior year quarter $478 from new borrowings, and then assigned this debt to Energizer. The majority of the proceeds from the borrowings were used by the Company to pay down its short-term debt.

The Company used cash of $31.8 and $340.4 during the current and prior year six months, respectively, for share repurchases. As of May 10, 2001, approximately 7,562,000 shares remained under the current Board of Directors' authorization dated May 25, 2000 for the purchase of 8,000,000 shares of RAL Stock. This authorization is in addition to a continuing authorization permitting the Company to acquire, from time to time and at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

In connection with the merger agreement (described below), the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions, acquisitions, share repurchases and the declaration or payment of dividends.

ACCOUNTING PRONOUNCEMENTS

In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This consensus establishes requirements for the earnings statement classification of such consideration as either a reduction of revenue or a cost incurred. This consensus is effective for the Company's second quarter of fiscal year 2002 and will result in certain reclassifications in the Company's earnings statement, the extent of which has not yet been determined by the Company.

Issue No. 00-14, "Accounting for Certain Sales Incentives", establishes requirements for the recognition and presentation of sales incentives such as coupons, rebates and other discounts. In April 2001, the EITF reached a consensus to defer the effective date for this guidance to the Company's second quarter of fiscal year 2002. The Company has not completed its evaluation of the impact of EITF No. 00-14 on its financial statements.

The Company will implement EITF No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in its fourth quarter of fiscal year 2001. Implementation will result in a reclassification of certain amounts in the Company's earnings statement.

The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", was implemented by the Company with no material impact on the Company's results of operations or financial position.

ANNOUNCEMENT OF MERGER AGREEMENT

On January 16, 2001, the Company and Nestle S.A. announced that Nestle Holdings, Inc. and the Company have entered into a definitive merger agreement. Under the agreement, Nestle Holdings, Inc. will acquire all of the outstanding stock of Ralston Purina for US $33.50 per share in cash. The agreement is subject to regulatory and Ralston Purina shareholders' approval, as well as other customary closing conditions. The merger is not subject to a financing condition. While no assurances can be made that the merger will receive the necessary regulatory approvals on acceptable terms at any particular time, the Company expects regulatory approval will be obtained no later than the final calendar quarter of 2001.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (Unaudited)
                       (In millions except per share data)


                                                                      Quarter ended March 31,            Six Months Ended March 31,
                                                                      -----------------------            --------------------------

                                                                     2001              2000             2001               2000
                                                                     ----              ----             ----               ----
Net Sales                                                            $706.1            $690.8          $1,437.4          $1,419.1
                                                                     ------            ------          --------          --------
Costs and Expenses
 Cost of products sold                                                298.8             274.9             600.9             567.5
 Selling, general and administrative                                  128.8             127.5             264.0             242.6
 Advertising and promotion                                            143.5             149.5             299.4             312.2
 Interest expense                                                      29.2              44.8              58.7              91.4
 (Gain)/loss on investments, net                                        6.8             (11.1)              6.3             (11.1)
 Merger-related costs                                                  27.8            --                  27.8            --
 Unrealized gain on SAILS debt                                       --                 (60.0)           --                (135.6)
 Other (income)/expense, net                                          (12.9)            (10.4)            (26.8)            (16.9)
                                                                     ------            ------          --------          --------
                                                                      622.0             515.2           1,230.3           1,050.1
                                                                     ------            ------          --------          --------
Earnings from Continuing Operations
 before Income Taxes and Equity Earnings                               84.1             175.6             207.1             369.0

Income Tax Provision                                                  (31.0)            (30.5)            (74.7)            (96.6)

Equity Earnings, Net of Taxes                                           1.3               6.0               3.4              13.8
                                                                     ------            ------          --------          --------

Earnings from Continuing Operations                                    54.4             151.1             135.8             286.2

Net Earnings/(Loss) from Discontinued Operations                     --                  (8.1)             --                99.6
                                                                     ------            ------          --------          --------
Net Earnings                                                         $ 54.4            $143.0          $  135.8          $  385.8
                                                                     ======            ======          ========          ========

Cash Dividends Declared per Common Share                             $ 0.14            $ 0.17          $   0.14          $   0.17
                                                                     ======            ======          ========          ========
Earnings Per Share
  Basic
    Earnings from continuing operations                              $ 0.19            $ 0.52          $   0.47          $   0.99
    Net earnings/(loss) from discontinued operations                  --                (0.03)           --                  0.34
                                                                     ------            ------          --------          --------
    Net Earnings                                                     $ 0.19            $ 0.49          $   0.47          $   1.33
                                                                     ======            ======          ========          ========
  Diluted
    Earnings from continuing operations                              $ 0.19            $ 0.52          $   0.46          $   0.98
    Net earnings/(loss) from discontinued operations                  --                (0.03)            --                 0.34
                                                                     ------            ------          --------          --------
    Net Earnings                                                     $ 0.19            $ 0.49          $   0.46          $   1.32
                                                                     ======            ======          ========          ========


            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (Condensed and Unaudited)
                                  (In millions)

                                                                                                    March 31,   September 30,
                                                                                                    ----------  -------------
                                                                                                        2001           2000
                                                                                                    ----------     ----------
                                           Assets

Current Assets
     Cash and cash equivalents                                                                        $  233.1       $  112.2
     Receivables, less allowance for doubtful accounts
        of $4.7 and $4.6, respectively                                                                   225.9          223.1
     Inventories
        Raw materials and supplies                                                                        53.2           49.8
        Finished products                                                                                 89.0           80.7
     Other current assets                                                                                 59.2           64.1
                                                                                                    ----------     ----------
        Total Current Assets                                                                             660.4          529.9

Investments and Other Assets                                                                           1,736.0        1,797.1

Property at Cost                                                                                       1,262.5        1,224.8
     Accumulated depreciation                                                                            634.6          608.2
                                                                                                    ----------     ----------
                                                                                                         627.9          616.6
                                                                                                    ----------     ----------
             Total                                                                                    $3,024.3       $2,943.6
                                                                                                    ==========     ==========


                            Liabilities and Shareholders Equity

Current Liabilities
     Current maturities of long-term debt                                                                 $7.1           $4.6
     Notes payable                                                                                       162.9          158.4
     Accounts payable                                                                                    134.5          140.9
     Other current liabilities                                                                           255.8          262.7
                                                                                                    ----------     ----------
        Total Current Liabilities                                                                        560.3          566.6

Long-Term Debt                                                                                         1,242.6        1,245.3

Deferred Income Taxes                                                                                    239.4          267.8

Other Liabilities                                                                                        459.0          425.3

Shareholders Equity
     Preferred stock                                                                                    --             --
     Common stock                                                                                         32.9           32.9
     Capital in excess of par value                                                                      207.3          193.2
     Retained earnings                                                                                 1,371.6        1,293.5
     Common stock in treasury, at cost                                                                  (444.5)        (477.0)
     Unearned portion of restricted stock                                                                (30.7)          (0.7)
     Value of common stock held in Grantor Trust                                                        (376.4)        (372.0)

        Cumulative translation adjustment                                                                (25.4)         (18.7)
        Net unrealized holding loss on available-for-sale securities                                    (203.7)        (208.5)
        Net deferred hedging loss                                                                         (4.0)        --
        Minimum pension liability                                                                         (4.1)          (4.1)
                                                                                                    ----------     ----------
     Accumulated other comprehensive loss                                                               (237.2)        (231.3)
                                                                                                    ----------     ----------
        Total Shareholders Equity                                                                        523.0          438.6
                                                                                                    ----------     ----------
             Total                                                                                    $3,024.3       $2,943.6
                                                                                                    ==========     ==========

            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Condensed and Unaudited)
                                  (In millions)


                                                                                                     Six Months ended March 31,
                                                                                                    -----------------------------
                                                                                                      2001                  2000
                                                                                                    --------             --------
Cash Flow from Operations
     Net earnings                                                                                     $135.8               $385.8
     Unrealized gain on SAILS debt                                                                    --                   (135.6)
     Net earnings from discontinued operations                                                        --                    (99.6)
     IBC equity earnings, pre-tax                                                                       (4.3)               (19.5)
     (Gain)/loss on investments, net                                                                     6.3                (11.1)
     Non-cash items included in income                                                                  18.2                 72.6
     Changes in assets and liabilities used in operations                                              (30.7)               (41.4)
     Other, net                                                                                         12.6                (10.0)
                                                                                                    --------             --------
        Cash flow from continuing operations                                                           137.9                141.2
        Cash flow from discontinued operations                                                        --                    230.9
                                                                                                    --------             --------
            Net cash flow from operations                                                              137.9                372.1
                                                                                                    --------             --------

Cash Flow from Investing Activities
     Property additions, net                                                                           (51.3)               (51.5)
     Proceeds from the sale of investments in common stock                                              89.1                 88.6
     Other, net                                                                                         (5.6)               (21.2)
                                                                                                    --------             --------
        Cash from investing activities - continuing operations                                          32.2                 15.9
        Cash from investing activities - discontinued operations                                      --                     10.4
                                                                                                    --------             --------
            Net cash from investing activities                                                          32.2                 26.3
                                                                                                    --------             --------

Cash Flow from Financing Activities
        Net cash proceeds from (payment of) debt                                                         3.9               (408.9)
        Dividends paid                                                                                 (40.1)               (57.9)
        Treasury stock purchases                                                                       (31.8)              (340.4)
        Other, net                                                                                      19.1                  5.3
                                                                                                    --------             --------
            Cash used by financing activities - continuing operations                                  (48.9)              (801.9)
            Cash from financing activities - discontinued operations                                  --                    480.9
                                                                                                    --------             --------
              Net cash used by financing activities                                                    (48.9)              (321.0)
                                                                                                    --------             --------

Effect of Exchange Rate Changes on Cash                                                                 (0.3)                (0.6)
                                                                                                    --------             --------

Net Increase in Cash and Cash Equivalents                                                              120.9                 76.8

Cash and Cash Equivalents, Beginning of Period                                                         112.2                 56.6

                                                                                                    --------             --------
Cash and Cash Equivalents, End of Period                                                              $233.1               $133.4
                                                                                                    ========             ========


            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)

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

NOTE 2 - During the six months ended March 31, 2001, the Company sold a portion of its investment in Conoco, Inc. (Conoco) B common stock for $89.1 and recorded a gain of $4.5 pre-tax, or $2.9 after tax. For the quarter ended March 31, 2001, the Company recognized a pre-tax and after-tax gain of $4.0 and $2.6, respectively, on the sale of shares of Conoco B common stock. On a per share basis, these gains were $.01 per basic and diluted share, for both the six months and the quarter. The cost basis of the shares sold was determined using the average cost method.

During the quarter ended March 31, 2001, the Company determined that the reduction in the value of its investment in Heska Corporation (Heska) common stock was other than temporary and, accordingly, recorded an after-tax write-down of $6.9, or $10.8 pre-tax. The amount of the write-down was determined based on the market value of Heska common stock at March 31, 2001. On a per share basis, this write-down was $.02 per basic and diluted share, for both the six months and the quarter.

During the six months and quarter ended March 31, 2000, the Company recorded an after-tax gain of $7.1, or $.02 per basic and diluted share, on the sale of a portion of its investment in E.I. du Pont de Nemours and Company (DuPont) common stock. On a pre-tax basis, this gain was $11.1. The cost basis of the shares sold was determined using the average cost method.

At March 31, 2001, the Company held 1.0 million shares of Conoco B common stock,
1.2 million shares of Heska common stock, 14.8 million shares of DuPont common stock and 14.8 million shares of Interstate Bakeries Corporation common stock.

NOTE 3 - On January 16, 2001, the Company and Nestle S.A. announced that Nestle Holdings, Inc. and the Company have entered into a definitive merger agreement. Under the agreement, Nestle Holdings, Inc. will acquire all of the outstanding stock of Ralston Purina for US $33.50 per share in cash. The agreement is subject to regulatory and Ralston Purina shareholders' approval, as well as other customary closing conditions. The merger is not subject to a financing condition. In connection with the merger agreement, the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions, acquisitions, share repurchases and the declaration or payment of dividends. While no assurances can be made that the merger will receive the necessary regulatory approvals on acceptable terms at any particular time, the Company expects regulatory approvals will be obtained no later than the final calendar quarter of 2001.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)

The Company recorded after-tax costs of $19.2, or $27.8 pre-tax, during the six months and quarter ended March 31, 2001, related to the pending merger. These costs primarily include adjustments to employee-related liabilities denominated in share equivalents or tied to stock performance, and registration, legal and financial advisor fees. On a per share basis, these costs were $.07 per basic and diluted share, for both the six months and the quarter.

NOTE 4 - On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). This Statement requires all derivatives to be recognized in the statement of financial position at fair value, with changes in the fair value of derivative instruments to be recorded in current earnings or deferred in other comprehensive income, depending on whether a derivative is designated as and is effective as a hedge and on the type of hedging transaction. In accordance with the provisions of SFAS No. 133, upon implementation the Company reclassified previously deferred hedging losses on designated cash flow hedges of $10.8, which are net of taxes of $6.0, from current assets to accumulated other comprehensive loss.

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

With respect to foreign exchange rate risk, the Company's objective is to limit potential losses in earnings or cash flows from adverse foreign currency exchange rate movements related to foreign currency transactions. The Company's foreign currency exposures arise from transactions denominated in a currency other than an entity's functional currency, primarily anticipated purchases of raw materials and sales of finished product, and the settlement of receivables and payables. The primary currencies to which the Company's foreign affiliates are exposed include the U.S. dollar and the euro.

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

Generally, the Company applies hedge accounting as allowed by the Statement. However, at times the Company may enter into derivatives which economically hedge certain of its risks even though hedge accounting is not allowed by the Statement or is not applied by the Company. For derivatives where hedge accounting is used, the Company formally designates the derivative as either 1) a fair value hedge of a recognized asset or liability or unrecognized firm commitment; 2) a cash flow hedge of an anticipated transaction; or 3) a foreign currency fair value and/or cash flow hedge. The Company also documents the designated hedging relationship upon entering into the derivative, including identification of the hedging instrument and the hedged item or

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)

transaction, strategy and risk management objective for undertaking the hedge, and the nature of the risk being hedged. Furthermore, each derivative is assessed for hedge effectiveness both at the inception of the hedging relationship and on a quarterly basis, for as long as the derivative is outstanding. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For hedged forecasted transactions, hedge accounting is discontinued if the forecasted transaction is no longer intended to occur, and any previously deferred hedging gains or losses would be recorded to earnings immediately. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged.

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

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness, related to the Company's outstanding cash flow hedges and which were recorded to earnings during the six months and quarter ended March 31, 2001, were $0.2 and $0.1, respectively. At March 31, 2001, the net deferred hedging loss in Accumulated Other Comprehensive Income was $4.0. This entire deferred loss is expected to be recognized in earnings during the twelve months ended March 31, 2002, at the time the underlying hedged transactions are realized. See Note 9 below for comprehensive income for the Company's cash flow hedging activities for the quarter and six months ended March 31, 2001.

NOTE 5 - Segment sales and profitability for the quarters and six months ended March 31, 2001 and 2000 are as follows:

                                                                  Quarter ended March 31,              Six Months ended March 31,
                                                                --------------------------          ------------------------------
               Net Sales                                         2001                2000             2001                  2000
                                                                ------              ------          --------              --------
North American Pet Foods .......................                $523.7              $516.7          $1,073.2              $1,077.3
International Pet Foods ........................                 113.8               111.8             226.8                 218.7
Golden Products ................................                  68.6                62.3             137.4                 123.1
                                                                ------              ------          --------              --------
             Total .............................                $706.1              $690.8          $1,437.4              $1,419.1
                                                                ======              ======          ========              ========

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)


                                                                   Quarter ended March 31,            Six Months ended March 31,
                                                                   ----------------------              -------------------------
               Profitability                                       2001               2000                2001                2000
                                                                   ----               ----                ----                ----
North American Pet Foods ...............................           $115.7             $116.1             $239.7             $247.0
International Pet Foods ................................             10.8               12.5               20.7               24.5
Golden Products ........................................             15.0               15.0               31.1               30.2
                                                                   ------             ------             ------             ------
          Total Segment Profitability ..................            141.5              143.6              291.5              301.7

General corporate income/(expenses) ....................             10.8               10.3               17.0               20.8

Amortization of goodwill and other
    intangible assets ..................................             (4.4)              (4.6)              (8.6)              (8.8)

Unusual items (a) ......................................             (34.6)             71.1              (34.1)             146.7

Interest expense .......................................            (29.2)             (44.8)             (58.7)             (91.4)
                                                                   ------             ------             ------             ------
     EARNINGS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES AND EQUITY
        EARNINGS .......................................            $84.1             $175.6             $207.1             $369.0
                                                                   ======             ======             ======             ======

(a) Includes gain/loss on investments in common stock for all periods; merger-related costs for the quarter and six months ended March 31, 2001; and an unrealized gain on SAILS debt for the quarter and six months ended March 31, 2000.

NOTE 6 - During the six months and quarter ended March 31, 2000, the Company recorded an unrealized after-tax gain of $86.8 and $38.4, respectively, or $135.6 and $60.0 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt, which matured on August 1, 2000. On a per share basis, this gain was $.30 and $.29 per basic and diluted share, respectively, for the six months and $.13 per basic and diluted share for the quarter.

NOTE 7 - During the six months and quarter ended March 31, 2000, the Company recorded capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share, related to the sale and reorganization of two of the Company's subsidiaries.

NOTE 8 - On April 1, 2000, the Company completed the tax-free spin-off to shareholders of its Battery Products business (Energizer). This segment is accounted for as a discontinued operation in the prior year financial statements and related notes.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)



NOTE 9 - The components of total comprehensive income for the quarters and six months ended March 31, 2001 and 2000 are as follows:


                                                                           Quarter Ended March 31,      Six Months Ended March 31,
                                                                           -----------------------      --------------------------
                                                                            2001            2000             2001            2000
                                                                            ----            ----             ----            ----
Net Earnings                                                               $54.4           $143.0           $135.8           $385.8
  Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustments                                (2.9)             0.9             (6.7)            (2.4)
    Unrealized gains/(losses) on available-for-sale
      securities                                                           (71.6)          (110.7)             0.8            (66.8)
        Reclassification adjustment due to sale of
         available-for-sale securities                                      (2.6)            (7.1)            (2.9)            (7.1)
        Reclassification adjustment due to write-down
         of available-for-sale securities                                    6.9           --                  6.9           --
    Transition adjustment due to change in accounting
         for derivative instruments and hedging
         activities                                                       --               --                (10.8)          --
    Additional loss deferrals on qualifying cash flow
         hedges                                                             (3.8)          --                 (1.9)          --
        Reclassification adjustment for cash flow
         hedging losses realized in net income                               4.7           --                  8.7           --
                                                                          -------       ---------        ---------         --------
Total Other Comprehensive Loss                                             (69.3)          (116.9)            (5.9)           (76.3)
                                                                          -------       ---------        ---------         --------
              Total Comprehensive Income/(Loss)                           $(14.9)           $26.1           $129.9           $309.5
                                                                          =======       =========        =========         ========

NOTE 10 - Other (income)/expense, net, for the six months ended March 31, 2001 and 2000, consists of the following:

                                                           Six Months ended March 31,
                                                           --------------------------
                                                              2001          2000
                                                             ------        ------
Dividends on available-for-sale securities                   $(11.6)       $(13.6)
Return on other investments                                   (10.1)         (1.8)
Investment income                                              (5.4)         (1.7)
Miscellaneous (income)/expense                                  0.3           0.2
                                                             ------        ------
                                                             $(26.8)       $(16.9)
                                                             ======        ======

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)

NOTE 11 - The following table sets forth the computation of basic and diluted earnings per share for the quarters and six months ended March 31, 2001 and 2000.

                                                                            Quarter ended March 31,     Six Months Ended March 31,
                                                                           -----------------------      --------------------------
                                                                            2001           2000            2001             2000
                                                                            ----           ----            ----             ----
Numerator:
    Earnings from continuing operations                                     $54.4          $151.1           $135.8          $286.2
    Net earnings/(loss) from discontinued operations                       --                (8.1)          --                99.6
                                                                           ------          -------          ------          ------
    Net Earnings                                                            $54.4          $143.0           $135.8          $385.8
                                                                           ------          -------          ------          ------

Denominator:
    Denominator for basic earnings per share - weighted
       average shares *                                                     286.4           288.1            286.3           290.2

    Effect of dilutive securities -- stock options                            6.4             2.4              5.7             2.5
                                  -- restricted stock                         0.2          --               --              --
                                                                           ------          -------          ------          ------

    Denominator for diluted earnings per share -
       adjusted weighted average shares and assumed
       conversions                                                          293.0           290.5            292.0           292.7
                                                                           ======          ======           ======          ======
Basic earnings per share:
    Earnings from continuing operations                                     $0.19           $0.52            $0.47           $0.99
    Net earnings/(loss) from discontinued operations                        --              (0.03)          --                0.34
                                                                           ------          -------          ------          ------
    Net earnings                                                            $0.19           $0.49            $0.47           $1.33
                                                                           ------          -------          ------          ------
Diluted earnings per share:
    Earnings from continuing operations                                     $0.19           $0.52            $0.46           $0.98
    Net earnings/(loss) from discontinued operations                        --              (0.03)          --                0.34
                                                                           ------          -------          ------          ------
    Net earnings                                                            $0.19           $0.49            $0.46           $1.32
                                                                           ------          -------          ------          ------

* Weighted average shares used for the computation of basic earnings per share exclude 21,913,000 shares of common stock held by the Company's Grantor Trust at March 31, 2001. There were no shares of common stock held by the Grantor Trust at March 31, 2000. See Note 12.

NOTE 12 - At March 31, 2001, there were 287,773,000 shares of common stock outstanding, exclusive of 18,894,000 shares held in treasury and 21,913,000 Grantor Trust shares. At September 30, 2000, there were 286,358,000 shares of common stock outstanding, exclusive of 20,461,000 shares held in treasury and 21,761,000 Grantor Trust shares. On March 30, 2000, the Company exchanged its commercial paper with a maturity of approximately 30 days for the RAL common shares then held by the Grantor Trust. Upon maturity of the commercial paper, the Company exchanged with the Grantor Trust the commercial paper for 21,535,675 RAL common shares with a value of $367.5.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                   (Dollars in millions except per share data)



NOTE 13 - Investments and Other Assets consist of the following:


                                                        March 31,        September 30,
                                                          2001               2000
                                                        --------          --------

Available-for-sale securities                           $  638.5          $  726.3
Deferred charges and other assets                        1,097.5           1,070.8
                                                        --------          --------
                                                        $1,736.0          $1,797.1
                                                        ========          ========

NOTE 14 - Available-for-sale securities at March 31, 2001 and September 30, 2000 consist primarily of shares of E.I. du Pont de Nemours and Company (DuPont) common stock. Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for these securities as of March 31, 2001 and September 30, 2000. The changes in net unrealized holding loss, net of tax, for the quarters and six-month periods ended March 31, 2001 and 2000 are included as a component of Other Comprehensive Income as shown in Note 9, above.


                                 Aggregate         Gross Unrealized                         Net Unrealized
                                 Fair Value          Holding Loss         Tax Benefit        Holding Loss
                                 ----------          ------------         -----------        ------------
March 31, 2001                    $ 638.5               $ 318.3              $ 114.6            $ 203.7
September 30, 2000                $ 726.3               $ 325.8              $ 117.3            $ 208.5


NOTE 15 - During the first quarter of fiscal 2001, the Company issued 1.2 million shares of restricted common stock of the Company with a five-year vesting period. Upon issuance of the restricted shares, unearned compensation equivalent to the market value at the date of grant was charged to Shareholders Equity and will be amortized to expense over the five-year vesting period. The lapsing of restrictions on these shares will be accelerated in certain circumstances, one of which is a change in control of the Company.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1. Legal Proceedings

The Company previously disclosed an action entitled Basso Securities, Ltd., et al. v. Interstate Bakeries Corp., et al. This action was dismissed without prejudice by the two plaintiffs on March 5, 2001, and was subsequently refiled by the single plaintiff Basso Securities, Ltd. on April 9, 2001. The current cause of action, entitled Basso Securities, Ltd. v. Interstate Bakeries Corporation, et al. No. 301 CV 575, was filed in the United States District Court for the District of Connecticut, alleges the same violations as in the dismissed lawsuit and seeks unspecified damages. The lawsuit is in its preliminary stages, involves complex issues of law and fact and may proceed for an extended period of time. Based upon a review of the complaint, the Company believes that it has meritorious defenses to the allegations contained therein.

On January 17, 2001, an action entitled Hack, et al. v. Banks, et al., was filed in the St. Louis County Circuit Court for the State of Missouri. The lawsuit names the Company, the directors of the Company and Nestle S.A. as defendants. The action alleges that the directors of the Company breached their fiduciary duties with respect to the proposed merger between the Company and Nestle. The plaintiffs seek to certify the matter as a class action and seek unspecified compensatory damages, an injunction against the transaction, and rescission in the event the transaction is completed. The action is in an early stage, and no discovery has been conducted. The Company and its directors have filed a motion to dismiss, which has not yet been ruled upon. If the motion is denied, the action may proceed for an extended period of time. Based upon a review of the complaint, the Company believes that it and its directors have meritorious defenses to the allegations contained therein.

Item 2. Changes in Securities and Use of Proceeds

In connection with the merger agreement with Nestle Holdings, Inc. on January 16, 2001, the Company amended its First Amended Rights Agreement so that the merger would not cause the rights to separate from the Company's common shares or permit the Company's stockholders to exercise the rights. A complete description of the amendment, as well as a copy of the amendment, can be located in the Company's Amendment No. 2 to its Form 8-A/A Registration Statement filed on January 16, 2001. In connection with the merger agreement, the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions, acquisitions, share repurchases and the declaration or payment of dividends.

Item 4. Submission of Matter to a Vote of Security Holders

On April 17, 2001 the Company filed a proxy statement in respect of the special meeting of shareholders to be held on May 21, 2001 to consider and vote upon the proposal to approve the Agreement and Plan of Merger, dated as of January 15, 2001, among the Company, Nestle Holdings, Inc. and a wholly owned subsidiary of Nestle Holdings, Inc., pursuant to which the subsidiary will be merged into the Company and each share of common stock of the Company outstanding immediately prior to the merger will be converted into the right to receive $33.50 in cash.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits filed with this Report:

               (2)(i) Agreement and Plan of Merger, dated as of January 15, 2001, among Nestle Holdings, Inc., Newco Merger Company and Ralston Purina

               Company, incorporated by reference to the Company's 8-K dated January 16, 2001.

               (2)(ii) Letter of Guarantee, dated as of January 15, 2001, to Nestle Holdings, Inc. and Ralston Purina Company by Nestle S.A. of the obligations of Nestle Holdings, Inc. under the Agreement and Plan of Merger, incorporated by reference to the Company's 8-K dated January 16, 2001.

               (3)(i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 9, 2001.

               (3)(ii) The Bylaws of Ralston Purina Company, as amended January 15, 2001.

               (10)(i) Form of Letter of Deferral of Fiscal 2002 Pro-rata Bonus.

               (10)(ii) Form of First Amended Management Continuity Agreement with Mr. McGinnis.

               (10)(iii) Form of First Amended Management Continuity Agreement with Messrs. Block and Sackett.

               (10)(iv) Form of Management Continuity Agreement with Mr.
               Elsesser.

               (10)(v) Form of Management Continuity Agreement with Mr. Krum.

               (10)(vi) Form of Letter of Deferral of Potential Amended 2000 Management Continuity Severance Benefits for Messrs. McGinnis, Block and Sackett.

               (10)(vii) Form of Letter of Deferral of Potential 2001 Management Continuity Severance Benefits for Mr. Elsesser.

               (10)(viii) Form of Letter of Deferral of Potential 2001 Management Continuity Severance Benefits for Mr. Krum.

               (10)(ix) Leveraged Incentive Plan Specifications.

               (10)(x) Executive Incentive Compensation Plan Specifications.

               (10)(xi) Form of Letter of Deferral of Potential Pro-Rata 2000 Leveraged Incentive Plan Award.

               (10)(xii) Form of Letter of Deferral of Potential Pro-Rata Executive Incentive Compensation Plan Award.

               (10)(xiii) Resolution dated January 15, 2001 amending the Grantor Trust.

               (10)(xiv) Resolution dated January 15, 2001 amending the Deferred Compensation Plan for Key Employees and the Executive Savings Investment Plan.

               (10)(xv) Resolution dated January 15, 2001 amending the Supplemental Retirement Plan.

               (10)(xvi) Resolution dated January 15, 2001 amending the Second-to-Die Split Dollar Insurance Benefit Plan.

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



                                    RALSTON PURINA COMPANY
                                    --------------------------------------------
                                    Registrant


                                    By:/s/ James R. Elsesser
                                       -----------------------------------------
                                         James R. Elsesser
                                         Vice President, Chief Financial Officer
                                         and Treasurer



Date:  May 15, 2001

EXHIBIT INDEX
-------------

Exhibits
--------


EX-3(i) The Restated Articles of Incorporation of Ralston Purina Company, effective as of February 9, 2001.

EX-3(ii)       The Bylaws of Ralston Purina Company, as amended January 15,
               2001.


EX-10          Material Contracts

               (10)(i) Form of Letter of Deferral of Fiscal 2002 Pro-rata Bonus.

               (10)(ii) Form of First Amended Management Continuity Agreement with Mr. McGinnis.

               (10)(iii) Form of First Amended Management Continuity Agreement with Messrs. Block and Sackett.

               (10)(iv) Form of Management Continuity Agreement with Mr.
               Elsesser.

               (10)(v) Form of Management Continuity Agreement with Mr. Krum.

               (10)(vi) Form of Letter of Deferral of Potential Amended 2000 Management Continuity Severance Benefits for Messrs. McGinnis, Block and Sackett.

               (10)(vii) Form of Letter of Deferral of Potential 2001 Management Continuity Severance Benefits for Mr. Elsesser.

               (10)(viii) Form of Letter of Deferral of Potential 2001 Management Continuity Severance Benefits for Mr. Krum.

               (10)(ix) Leveraged Incentive Plan Specifications.

               (10)(x) Executive Incentive Compensation Plan Specifications.

               (10)(xi) Form of Letter of Deferral of Potential Pro-Rata 2000 Leveraged Incentive Plan Award.

               (10)(xii) Form of Letter of Deferral of Potential Pro-Rata Executive Incentive Compensation Plan Award.

               (10)(xiii) Resolution dated January 15, 2001 amending the Grantor Trust.

               (10)(xiv) Resolution dated January 15, 2001 amending the Deferred Compensation Plan for Key Employees and the Executive Savings Investment Plan.

               (10)(xv) Resolution dated January 15, 2001 amending the Supplemental Retirement Plan.

               (10)(xvi) Resolution dated January 15, 2001 amending the Second-to-Die Split Dollar Insurance Benefit Plan.