Form 10-Q
period 2001-06-30
RALSTON PURINA CO
filed 2001-08-09
CIK 81870

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2001

                           Commission File No. 1-4582


                             RALSTON PURINA COMPANY
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         MISSOURI                                   43-0470580
--------------------------------------------------------------------------------
 (State of Incorporation)               (I.R.S. Employer Identification No.)

                  CHECKERBOARD SQUARE, ST. LOUIS MISSOURI 63164
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


Number of shares of Ralston Purina common stock, $.10 par value, outstanding as of the close of business on August 7, 2001: 310,622,046.

PART I - FINANCIAL INFORMATION

                             RALSTON PURINA COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL INFORMATION
                   (dollars in millions except per share data)
        ----------------------------------------------------------------

OPERATING RESULTS
Net earnings for the nine months ended June 30, 2001 were $213.3, or $.74 and $.73 per basic and diluted share, respectively. Included in net earnings are two unusual items which decreased net earnings by $31.9, or $.11 per basic and diluted share, as follows: a net after-tax loss on investments of $3.2, or $.01 per basic and diluted share; and after-tax merger-related costs associated with the pending merger between the Company and Nestle S.A. (see separate section below), consisting primarily of adjustments to employee-related liabilities denominated in share equivalents or tied to stock performance and transaction costs, of $28.7 or $.10 per basic and diluted share.

The prior year nine-month net earnings of $446.9, or $1.55 and $1.53 per basic and diluted share, respectively, include several unusual items that increased net earnings by $127.5, or $.44 per basic and diluted share. These unusual items include the following: an unrealized after-tax gain of $89.3, or $.31 per basic and diluted share, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt; an after-tax gain on investments of $7.1, or $.02 per basic and diluted share; and capital loss tax benefits totaling $31.1, or $.11 per basic and diluted share. Net earnings for the prior year nine months also include net earnings from discontinued operations of $93.9, or $.33 and $.32 per basic and diluted share, respectively. Discontinued operations represents results of the battery products business (Energizer), which was spun off to shareholders on April 1, 2000. Pro forma comparisons are presented below to reflect the impact of the spin-off.

Earnings before unusual items were $245.2 for the current nine months, compared to pro forma earnings from continuing operations before unusual items of $233.2 in the prior year. The earnings increase resulted primarily from higher segment profitability and lower interest expense, partially offset by lower equity earnings from the Company's investment in Interstate Bakeries Corporation (IBC). Excluding unusual items in both periods, earnings per share were $.85 and $.84 on a basic and diluted basis, respectively, for the current nine months, compared to pro forma earnings per share from continuing operations of $.81 and $.80 a year ago.

The net pro forma adjustment of $7.7 in the prior year nine months represents a reduction in interest expense due to the change in debt structure associated with the spin-off of Energizer, net of an adjustment to income taxes to reflect the Company's post-spin-off tax rate.

For the quarter ended June 30, 2001, net earnings were $77.5, or $.27 and $.26 per basic and diluted share, respectively, compared to $61.1, or $.21 per basic and diluted share for the same quarter in 2000. Net earnings for the current quarter include an after-tax gain on investments of $.8, and after-tax merger-related costs, primarily transaction costs, of $9.5, or $.03 per basic and diluted share.

Prior year third quarter net earnings include an unrealized after-tax gain on SAILS debt of $2.5, or $.01 per basic and diluted share, and a net loss from discontinued operations of $5.7, or $.02 per basic and diluted share.

Earnings before unusual items for the quarter ended June 30, 2001 were $86.2, or $.30 and $.29 per basic and diluted share, respectively, compared to earnings from continuing operations before unusual items of $64.3, or $.22 per basic and diluted share, for the prior year quarter. Earnings increased primarily on higher profitability for all three operating segments and lower interest expense.

RESULTS OF CONTINUING OPERATIONS
Net sales increased 2.7% in the nine months and 5.8% in the third quarter ended June 30, 2001 on higher sales for each of the Company's operating segments. See the following section for comments on sales changes by operating segment.

Gross profit increased $10.4 in the current nine months and $25.5 in the current quarter. In the nine months, gross profit increases for Golden Products and International Pet Foods were partially offset by a decrease for North American Pet Foods. In the quarter, gross profit increased for each operating segment. As a percentage of sales, gross profit was 58.6% in the current year nine months compared to 59.7% a year ago. The decreased percentage reflects lower margins for all operating segments. In the current quarter, the gross profit percentage was 59.3% compared to 58.9% in the prior year third quarter, reflecting higher margins for all operating segments.

Selling, general and administrative expenses increased 6.1% in the current nine months and 1.0% in the quarter. The increase for the nine months is primarily attributable to first quarter increases in employee-related costs, particularly unfavorable mark-to-market adjustments on liabilities denominated in share equivalents, and increases in International Pet Foods. Selling, general and administrative expenses increased to 18.3% of sales in the current nine-month period, from 17.7% a year ago. In the quarter, selling, general and administrative expenses decreased to 18.1% of sales, compared to 19.0% in the prior year quarter.

Advertising and promotion expense decreased 1.4% in the current nine months due to lower expenses for North American Pet Foods and International Pet Foods, partially offset by higher expenses for Golden Products. In the current quarter, advertising and promotion expense increased 4.6% due to higher spending by North American Pet Foods and Golden Products. As a percentage of sales, advertising and promotion expense was

20.8% and 20.7% in the current nine months and third quarter, respectively, compared to 21.7% and 21.0% in the same periods a year ago.

Interest expense decreased to $87.9 for the current nine months from $131.1 in the prior year primarily reflecting reduced debt levels as a result of the spin-off of Energizer. Compared to pro forma interest expense of $116.6 for the prior year nine months, interest expense decreased $28.7 in the current nine months. Interest expense for the current quarter was $29.2 compared to $39.7 for the same quarter in the prior year. The decreases in both periods were due to lower current year debt levels as well as lower interest rates.

Other income/expense, net, was favorable $17.0 for the nine months and $7.1 for the quarter. The favorable variance for the nine months was primarily attributable to higher investment returns. For the quarter, the favorable variance resulted primarily from the gain on a fixed asset disposition.

Income taxes include federal, state and foreign taxes. Excluding the unusual items discussed above, income taxes were 35.5% of pre-tax earnings before equity earnings in both the current year nine months and third quarter. For the prior year nine months and third quarter, pro forma income taxes before unusual items were 34.4% and income taxes before unusual items were 34.0%, respectively, of pre-tax earnings before equity earnings.

OPERATING SEGMENTS
See Note 5 of the Notes to Condensed Financial Statements for a table of segment sales and profitability for the quarters and nine months ended June 30, 2001 and 2000.

Sales for North American Pet Foods increased 1.3% in the nine months and 5.0% in the quarter. In both periods, favorable pricing and product mix were partially offset by an unfavorable size mix. While volumes for the nine months were slightly lower than in the prior year, slightly higher volumes for the quarter contributed to the third quarter sales increase.

Profitability for this segment increased 1.9% in the nine months as the sales increase combined with lower advertising expenses was partially offset by higher ingredient costs. In the quarter, profitability increased 12.8% as a result of the sales increase, partially offset by higher promotional expenses in response to increased competitive activity.

International Pet Foods' sales increased 3.5% in the nine months and 3.0% in the quarter. These increases resulted primarily from volume growth in most world areas, partially offset by decreased sales in Northern Europe due to lower volumes and unfavorable foreign exchange.

Profitability for this segment decreased 6.0% in the nine months primarily as a result of decreased volumes in Northern Europe, expenses associated with expansion in the Asian market and unfavorable foreign exchange. In the quarter, profitability increased 16.2% due primarily to the sales increase and cost containment efforts.

Sales for Golden Products increased 13.5% in the nine months and 17.4% in the quarter. These increases are attributable to volume increases in scooping litter, sales of Tidy Cats Crystals Blend, the new blended scoop and conventional litter products introduced in the current quarter, and incremental sales of the new products introduced during the third quarter of the prior year.

Profitability for Golden Products increased 12.0% in the nine months and 36.0% in the quarter as the sales increases were partially offset by increased advertising and promotion expenses. Additionally, gross margins improved in the third quarter primarily as a result of improved product mix.

FINANCIAL CONDITION
The Company's primary source of liquidity is cash flow generated from operations. The Company's investments in E.I. du Pont de Nemours and Company and IBC provide additional sources of liquidity. For the nine months ended June 30, 2001, cash flow from operations was $168.9 compared to cash flow from continuing operations of $191.0 in the nine months ended June 30, 2000. This decrease is primarily attributable to lower cash earnings.

Working capital was $194.7 at June 30, 2001, while current liabilities exceeded current assets by $36.7 at September 30, 2000. The working capital change is primarily due to increased cash and cash equivalents and lower accounts payable and accrued liabilities.

During the current and prior year nine-month periods, the Company received proceeds from the sale of common stock investments of $117.3 and $88.6, respectively.

In connection with the spin-off of Energizer on April 1, 2000, the Company received during the prior year second quarter $478 from new borrowings, and then assigned this debt to Energizer. The majority of the proceeds from the borrowings were used by the Company to pay down its short-term debt. During the prior year third quarter, the Company made a payment of $19.5 to Energizer, representing a post-spin-off adjustment required in connection with the spin-off agreement.

The Company used cash of $31.8 and $398.0 during the current and prior year nine months, respectively, for share repurchases. As of July 20, 2001, approximately 7,562,000 shares remained under the current Board of Directors' authorization dated May 25, 2000 for the purchase of 8,000,000 shares of RAL Stock. This authorization is in addition to a continuing authorization permitting the Company to acquire, from time to time and at prevailing market prices, shares of RAL Stock that may be offered for sale by the trustee of the Company's Savings Investment Plan as a result of investment directions from participants in the plan.

In connection with the merger agreement (described below), the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions, acquisitions, share repurchases and the declaration or payment of dividends.

ACCOUNTING PRONOUNCEMENTS
The Company will implement Emerging Issues Task Force (EITF) No. 00-10, "Accounting for Shipping and Handling Fees and Costs", in its fourth quarter of fiscal year 2001. This consensus requires that shipping and handling costs not be reported as a reduction of sales; however, the Company currently classifies certain shipping costs as a reduction of sales. Implementation will result in a reclassification from a reduction of sales to cost of products sold, which will yield an increase in annual sales of approximately 5%. Additionally, handling costs which the Company currently classifies as selling, general and administrative expenses will be reclassified to cost of products sold. The combined annual impact of these reclassifications on cost of products sold will be an increase of approximately 17%. These reclassifications will have no impact on net earnings.

In April 2001, the EITF of the Financial Accounting Standards Board reached consensus on Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". This consensus establishes requirements for the earnings statement classification of such consideration as either a reduction of revenue or a cost incurred. This consensus is effective for the Company's second quarter of fiscal year 2002 and will result in certain reclassifications in the Company's earnings statement, the extent of which has not yet been determined by the Company.

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

MERGER AGREEMENT
On January 16, 2001, the Company and Nestle S.A. announced that Nestle Holdings, Inc. and the Company have entered into a definitive merger agreement. Under the agreement, Nestle Holdings, Inc. will acquire all of the outstanding stock of Ralston Purina for US $33.50 per share in cash. The agreement is subject to regulatory approval, as well as other customary closing conditions. The merger is not subject to a financing condition. While no assurances can be made that the merger will receive the necessary regulatory approvals on acceptable terms, the Company expects the transaction to close by December 31, 2001.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF EARNINGS
                                   (UNAUDITED)
                       (IN MILLIONS EXCEPT PER SHARE DATA)



                                                                   QUARTER ENDED JUNE 30,             NINE MONTHS ENDED JUNE 30,
                                                            -------------------------------------   --------------------------------

                                                                  2001                 2000             2001             2000
                                                            ------------------  -----------------   ---------------  ---------------


Net Sales                                                     $       707.2        $      668.3     $    2,144.6     $    2,087.4
                                                              --------------       -------------    -------------    -------------

Costs and Expenses
    Cost of products sold                                             287.9               274.5            888.8            842.0
    Selling, general and administrative                               128.0               126.8            392.0            369.4
    Advertising and promotion                                         146.6               140.2            446.0            452.4
    Interest expense                                                   29.2                39.7             87.9            131.1
    (Gain)/loss on investments, net                                    (1.2)                  -              5.1            (11.1)
    Merger-related costs                                                9.4                   -             37.2                -
    Unrealized gain on SAILS debt                                         -                (3.9)               -           (139.5)
    Other (income)/expense, net                                       (13.9)               (6.8)           (40.7)           (23.7)
                                                              --------------       -------------    -------------    -------------
                                                                      586.0               570.5          1,816.3          1,620.6
                                                              --------------       -------------    -------------    -------------

Earnings from Continuing Operations
    before Income Taxes and Equity Earnings                           121.2                97.8            328.3            466.8

Income Tax Provision                                                  (46.5)              (33.3)          (121.2)          (129.9)

Equity Earnings, Net of Taxes                                           2.8                 2.3              6.2             16.1
                                                              --------------       -------------    -------------    -------------

Earnings from Continuing Operations                                    77.5                66.8            213.3            353.0

Net Earnings/(Loss) from Discontinued Operations                          -                (5.7)               -             93.9
                                                              --------------       -------------    -------------    -------------

Net Earnings                                                  $        77.5        $       61.1     $      213.3     $      446.9
                                                              ==============       =============    =============    =============


Cash Dividends Declared per Common Share                      $           -        $          -     $       0.14     $       0.17
                                                              ==============       =============    =============    =============

Earnings Per Share
       Basic
         Earnings from continuing operations                  $        0.27        $       0.23     $       0.74     $       1.22
         Net earnings/(loss) from discontinued operations                 -               (0.02)               -             0.33
                                                              --------------       -------------    -------------    -------------
         Net Earnings                                         $        0.27        $       0.21     $       0.74     $       1.55
                                                              ==============       =============    =============    =============

       Diluted
         Earnings from continuing operations                  $        0.26        $       0.23     $       0.73     $       1.21
         Net earnings/(loss) from discontinued operations                 -               (0.02)               -             0.32
                                                              --------------       -------------    -------------    -------------
         Net Earnings                                         $        0.26        $       0.21     $       0.73     $       1.53
                                                              ==============       =============    =============    =============


            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (CONDENSED AND UNAUDITED)
                                  (IN MILLIONS)


                                                                                  JUNE 30,         SEPTEMBER 30,
                                                                              -----------------  -----------------

                                                                                    2001               2000
                                                                              -----------------  -----------------

                                   ASSETS

Current Assets
    Cash and cash equivalents                                                    $     240.0        $     112.2
    Receivables, less allowance for doubtful accounts
       of $4.0 and $4.6, respectively                                                  233.9              223.1
    Inventories
       Raw materials and supplies                                                       54.8               49.8
       Finished products                                                                87.5               80.7
    Other current assets                                                                82.7               64.1
                                                                                 ------------       ------------
       Total Current Assets                                                            698.9              529.9

Investments and Other Assets                                                         1,829.4            1,797.1

Property at Cost                                                                     1,271.3            1,224.8
    Accumulated depreciation                                                           641.3              608.2
                                                                                 ------------       ------------
                                                                                       630.0              616.6

                                                                                 ------------       ------------
           Total                                                                 $   3,158.3        $   2,943.6
                                                                                 ============       ============


                     LIABILITIES AND SHAREHOLDERS EQUITY

Current Liabilities
    Current maturities of long-term debt                                         $       7.1        $       4.6
    Notes payable                                                                      164.7              158.4
    Accounts payable                                                                   112.4              140.9
    Other current liabilities                                                          220.0              262.7
                                                                                 ------------       ------------
       Total Current Liabilities                                                       504.2              566.6

Long-Term Debt                                                                       1,242.6            1,245.3

Deferred Income Taxes                                                                  276.8              267.8

Other Liabilities                                                                      455.8              425.3

Shareholders Equity
    Preferred stock                                                                        -                  -
    Common stock                                                                        32.9               32.9
    Capital in excess of par value                                                     209.4              193.2
    Retained earnings                                                                1,446.4            1,293.5
    Common stock in treasury, at cost                                                 (438.3)            (477.0)
    Unearned portion of restricted stock                                               (29.0)              (0.7)
    Value of common stock held in Grantor Trust                                       (378.0)            (372.0)

       Cumulative translation adjustment                                               (26.1)             (18.7)
       Net unrealized holding loss on available-for-sale securities                   (133.1)            (208.5)
       Net deferred hedging loss                                                        (1.2)                 -
       Minimum pension liability                                                        (4.1)              (4.1)
                                                                                 ------------       ------------
    Accumulated other comprehensive loss                                              (164.5)            (231.3)
                                                                                 ------------       ------------
       Total Shareholders Equity                                                       678.9              438.6

                                                                                 ------------       ------------
           Total                                                                 $   3,158.3        $   2,943.6
                                                                                 ============       ============


            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (CONDENSED AND UNAUDITED)
                                  (IN MILLIONS)




                                                                                        NINE MONTHS ENDED JUNE 30,
                                                                                  -------------------------------------

                                                                                         2001                2000
                                                                                  ------------------   ----------------

Cash Flow from Operations
    Net earnings                                                                          $ 213.3             $ 446.9
    Net earnings from discontinued operations                                                   -               (93.9)
    Unrealized gain on SAILS debt                                                               -              (139.5)
    Loss (gain) on investments, net                                                           5.1               (11.1)
    IBC equity earnings, pre-tax                                                             (8.1)              (22.1)
    Non-cash items included in income                                                        36.8               101.9
    Changes in assets and liabilities used in operations                                    (79.5)              (78.8)
    Other, net                                                                                1.3               (12.4)
                                                                                     -------------       -------------
       Cash flow from continuing operations                                                 168.9               191.0
       Cash flow from discontinued operations                                                   -               214.4
                                                                                     -------------       -------------
          Net cash flow from operations                                                     168.9               405.4
                                                                                     -------------       -------------

Cash Flow from Investing Activities
    Property additions, net                                                                 (74.1)              (78.2)
    Proceeds from the sale of investments in common stock                                   117.3                88.6
    Other, net                                                                              (25.2)              (25.0)
                                                                                     -------------       -------------
       Cash from (used by) investing activities - continuing operations                      18.0               (14.6)
       Cash used by investing activities - discontinued operations                              -                (1.6)
                                                                                     -------------       -------------
          Net cash from (used by) investing activities                                       18.0               (16.2)
                                                                                     -------------       -------------

Cash Flow from Financing Activities
       Net cash proceeds from issuance of (payment of) debt                                  10.6              (411.6)
       Dividends paid                                                                       (60.2)              (77.8)
       Treasury stock purchases                                                             (31.8)             (398.0)
       Other, net                                                                            22.7                18.6
                                                                                     -------------       -------------
          Cash used by financing activities - continuing operations                         (58.7)             (868.8)
          Cash from financing activities - discontinued operations                              -               478.1
                                                                                     -------------       -------------
            Net cash used by financing activities                                           (58.7)             (390.7)
                                                                                     -------------       -------------

Effect of Exchange Rate Changes on Cash                                                      (0.4)               (1.4)
                                                                                     -------------       -------------

Net Increase (Decrease) in Cash and Cash Equivalents                                        127.8                (2.9)

Cash and Cash Equivalents, Beginning of Period                                              112.2                56.6

                                                                                     -------------       -------------
Cash and Cash Equivalents, End of Period                                                  $ 240.0              $ 53.7
                                                                                     =============       =============


            See Accompanying Notes to Condensed Financial Statements.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)

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

NOTE 2 - During the nine months ended June 30, 2001, the Company sold its remaining investment in Conoco, Inc. (Conoco) B common stock for $117.3 and recognized a gain of $3.7 after tax, or $5.7 pre-tax. On a per share basis, this gain was $.01 per basic and diluted share. For the quarter ended June 30, 2001, the Company recognized an after-tax and pre-tax gain of $0.8 and $1.2, respectively, on the sale of Conoco B common stock. The cost basis of the shares sold was determined using the average cost method.

At March 31, 2001, the Company determined that the reduction in the value of its investment in Heska common stock was other than temporary and, accordingly, recorded an after-tax write-down of $6.9, or $10.8 pre-tax. The amount of the write-down was determined based on the market value of Heska common stock at March 31, 2001. On a per share basis, this write-down was $.02 per basic and diluted share for the nine months ended June 30, 2001.

During the nine months ended June 30, 2000, the Company sold a portion of its investment in E.I. du Pont de Nemours and Company (DuPont) common stock for $88.6 and recorded an after-tax gain of $7.1, or $.02 per basic and diluted share. On a pre-tax basis, this gain was $11.1. The cost basis of the shares sold was determined using the average cost method.

At June 30, 2001, the Company held 1.2 million shares of Heska common stock,
14.8 million shares of DuPont common stock and 14.8 million shares of Interstate Bakeries Corporation common stock.

NOTE 3 - On January 16, 2001, the Company and Nestle S.A. announced that Nestle Holdings, Inc. and the Company have entered into a definitive merger agreement. Under the agreement, Nestle Holdings, Inc. will acquire all of the outstanding stock of Ralston Purina for US $33.50 per share in cash. The agreement is subject to regulatory approval, as well as other customary closing conditions. The merger is not subject to a financing condition. In connection with the merger agreement, the Company has agreed to customary restrictions on various operating matters including restrictions on incurring debt, capital expenditures, asset dispositions, acquisitions, share repurchases and the declaration or payment of dividends. While no assurances can be made that the merger will receive the necessary regulatory approvals on acceptable terms, the Company expects the transaction to close by December 31, 2001.

The Company recorded after-tax costs of $28.7 and $9.5 during the nine months and quarter ended June 30, 2001, respectively, related to the pending merger. These costs primarily include registration, legal and financial advisor fees and, additionally for the nine months, adjustments to

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)


employee-related liabilities denominated in share equivalents or tied to stock performance. On a per share basis, these costs were $.10 per basic and diluted share for the nine months and $.03 per basic and diluted share for the quarter. On a pre-tax basis, these costs were $37.2 and $9.4 for the nine months and quarter ended June 30, 2001, respectively.

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

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)


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

Hedge ineffectiveness and the portion of derivative gains or losses excluded from assessments of hedge effectiveness related to the Company's outstanding cash flow hedges are recorded to earnings. During the nine months and quarter ended June 30, 2001, this amount was a gain of $0.4 and $0.6, respectively. At June 30, 2001, the net deferred hedging loss in Accumulated Other Comprehensive Income was $1.2. This entire deferred loss is expected to be recognized in earnings during the twelve months ended June 30, 2002, at the time the underlying hedged transactions are recognized in the earnings statement. See
Note 9 below for comprehensive income for the Company's cash flow hedging activities for the quarter and nine months ended June 30, 2001.

NOTE 5 - Segment sales and profitability for the quarters and nine months ended June 30, 2001 and 2000 are as follows:

                                       Quarter ended June 30,             Nine Months ended June 30,
                                       ---------------------              -------------------------
NET SALES                            2001               2000               2001                2000
                                     ----               ----               ----                ----
North American Pet Foods.......     $  518.3          $  493.4          $  1,591.5          $  1,570.7
International Pet Foods........        117.3             113.9               344.1               332.6
Golden Products ...............         71.6              61.0               209.0               184.1
                                    --------          --------          ----------          ----------
    TOTAL .....................     $  707.2          $  668.3          $  2,144.6          $  2,087.4
                                    ========          ========          ==========          ==========

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)


                                                    Quarter ended June 30,        Nine Months ended June 30,
                                                    ---------------------         -------------------------
PROFITABILITY                                       2001             2000            2001           2000
                                                    ----             ----            ----           ----

North American Pet Foods ...............         $  123.5        $  109.5        $  363.2        $  356.5
International Pet Foods ................             12.2            10.5            32.9            35.0
Golden Products ........................             15.5            11.4            46.6            41.6
                                                 --------        --------        --------        --------
    TOTAL SEGMENT PROFITABILITY ........            151.2           131.4           442.7           433.1

General corporate income/(expenses).....             11.8             6.6            28.8            27.4
Amortization of goodwill and other
    intangible assets ..................             (4.4)           (4.4)          (13.0)          (13.2)
Unusual items (a) ......................             (8.2)            3.9           (42.3)          150.6
Interest expense .......................            (29.2)          (39.7)          (87.9)         (131.1)
                                                 --------        --------        --------        --------
     EARNINGS FROM CONTINUING OPERATIONS
        BEFORE INCOME TAXES AND EQUITY
        EARNINGS .......................         $  121.2        $   97.8        $  328.3        $  466.8
                                                 ========        ========        ========        ========


         (a) Includes gain/loss on investments for the quarter ended June 30, 2001 and for the nine months ended June 30, 2001 and 2000; merger-related costs for the quarter and nine months ended June 30, 2001; and an unrealized gain on SAILS debt for the quarter and nine months ended June 30, 2000.

NOTE 6 - During the nine months and quarter ended June 30, 2000, the Company recorded an unrealized after-tax gain of $89.3 and $2.5, respectively, or $139.5 and $3.9 pre-tax, representing a market value adjustment of the Company's stock appreciation income linked securities (SAILS) debt, which matured on August 1, 2000. On a per share basis, this gain was $.31 per basic and diluted share for the nine months and $.01 per basic and diluted share for the quarter.

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

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)


NOTE 9 - The components of total comprehensive income for the quarters and nine months ended June 30, 2001 and 2000 are as follows:

                                                                 Quarter Ended June 30,        Nine Months Ended June 30,
                                                                 ----------------------        --------------------------
                                                                   2001           2000            2001            2000
                                                                   ----           ----            ----            ----
Net Earnings                                                    $   77.5        $  61.1        $  213.3        $  446.9
                                                                --------        -------        --------        --------
  Other Comprehensive Income, Net of Tax
    Foreign currency translation adjustments                        (0.7)          (2.2)           (7.4)           (4.6)
    Effect of Energizer spin-off on cumulative
      translation adjustment                                          --           84.6              --            84.6
    Unrealized gains/(losses) on available-for-sale
      securities                                                    71.4          (95.4)           72.2          (162.2)
        Reclassification adjustment due to sale of
         available-for-sale securities                              (0.8)            --            (3.7)           (7.1)

        Reclassification adjustment due to write-down
         of available-for-sale securities                             --             --             6.9              --
    Transition adjustment due to change in accounting
         for derivative instruments and hedging
         activities                                                   --             --           (10.8)             --
    Additional gain/(loss) deferrals on qualifying cash
         flow hedges                                                 1.3             --            (0.6)             --
        Reclassification adjustment for cash flow
         hedging losses realized in net income                       1.5             --            10.2              --
                                                                --------        -------        --------        --------

Total Other Comprehensive Income/(Loss)                             72.7          (13.0)           66.8           (89.3)
                                                                --------        -------        --------        --------
              Total Comprehensive Income                        $  150.2        $  48.1        $  280.1        $  357.6
                                                                ========        =======        ========        ========

NOTE 10 - Other (income)/expense, net, for the nine months ended June 30, 2001 and 2000, consists of the following:

                                                               Nine Months ended June 30,
                                                               --------------------------
                                                                 2001              2000
                                                                 ----              ----
          Dividends on available-for-sale securities           $ (16.8)         $  (20.2)
          Return on other investments                            (11.6)             (3.2)
          Investment income                                       (8.5)             (3.5)
          Miscellaneous (income)/expense                          (3.8)              3.2
                                                              --------          --------
                                                              $  (40.7)          $ (23.7)
                                                              ========          ========

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)


NOTE 11 - The following table sets forth the computation of basic and diluted earnings per share for the quarters and nine months ended June 30, 2001 and 2000.

                                                                  Quarter ended June 30,       Nine Months Ended June 30,
                                                                  ----------------------       --------------------------
                                                                    2001           2000            2001           2000
                                                                    ----           ----            ----           ----
Numerator:
    Earnings from continuing operations                            $ 77.5         $ 66.8          $ 213.3        $ 353.0
    Net earnings/(loss) from discontinued operations                    -           (5.7)               -           93.9
                                                                 --------       --------        ---------      ---------
    Net Earnings                                                   $ 77.5         $ 61.1          $ 213.3        $ 446.9
                                                                 --------       --------        ---------      ---------

Denominator:
    Denominator for basic earnings per share -
       weighted average shares *                                    286.7          285.9            286.5          288.7

    Effect of dilutive securities -- stock options                    6.5            2.3              5.9            3.1
                               -- restricted stock                    0.2              -              0.1              -
                                                                 --------       --------        ---------      ---------

    Denominator for diluted earnings per share -
       adjusted weighted average shares and
       assumed conversions                                          293.4          288.2            292.5          291.8
                                                                 ========       ========        =========      =========

Basic earnings per share:
  Earnings from continuing operations                              $ 0.27         $ 0.23          $  0.74        $  1.22
  Net earnings/(loss) from discontinued operations                      -          (0.02)               -           0.33

                                                                 --------       --------        ---------      ---------
  Net earnings                                                     $ 0.27         $ 0.21          $  0.74        $  1.55
                                                                 ========       ========        =========      =========


Diluted earnings per share:
  Earnings from continuing operations                              $ 0.26         $ 0.23          $  0.73        $  1.21
  Net earnings/(loss) from discontinued operations                      -          (0.02)               -           0.32
                                                                 --------       --------        ---------      ---------
  Net earnings                                                     $ 0.26         $ 0.21          $  0.73        $  1.53
                                                                 ========       ========        =========      =========


* Weighted average shares used for the computation of basic earnings per share exclude 21,964,000 and 21,694,000 shares of common stock held by the Company's Grantor Trust at June 30, 2001 and 2000, respectively.

NOTE 12 - At June 30, 2001, there were 287,995,000 shares of common stock outstanding, exclusive of 18,621,000 shares held in treasury and 21,964,000 Grantor Trust shares. At September 30, 2000, there were 286,358,000 shares of common stock outstanding, exclusive of 20,461,000 shares held in treasury and 21,761,000 Grantor Trust shares.

                     RALSTON PURINA COMPANY AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                   (Dollars in millions except per share data)


NOTE 13 - Investments and Other Assets consist of the following:

                                                               June 30,        September 30,
                                                                 2001             2000
                                                                 ----             ----
           Available-for-sale securities                     $     721.7       $     726.3
           Deferred charges and other assets                     1,107.7           1,070.8
                                                             -----------       -----------
                                                               $ 1,829.4         $ 1,797.1
                                                             ===========       ===========

NOTE 14 - Available-for-sale securities at June 30, 2001 and September 30, 2000 consist primarily of shares of E.I. du Pont de Nemours and Company (DuPont) common stock. Available-for-sale securities are carried at fair value, based on quoted market prices. The difference between fair value and cost basis of these securities, net of tax, is shown as a separate component within Accumulated Other Comprehensive Income in the shareholders equity section of the Consolidated Balance Sheet. The table below shows the aggregate fair value, gross unrealized holding loss, tax benefit, and net unrealized holding loss for these securities as of June 30, 2001 and September 30, 2000. The changes in net unrealized holding loss, net of tax, for the quarters and nine-month periods ended June 30, 2001 and 2000 are included as a component of Other Comprehensive Income as shown in Note 9, above.


                                 Aggregate         Gross Unrealized                         Net Unrealized
                                 Fair Value          Holding Loss         Tax Benefit        Holding Loss
                                 ----------          ------------         -----------        ------------
June 30, 2001                     $ 721.7               $ 208.0              $  74.9            $ 133.1
September 30, 2000                $ 726.3               $ 325.8              $ 117.3            $ 208.5


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

Item 1. Legal Proceedings

The Company previously disclosed an action entitled Hack, et al. v. Banks, et al. This action was voluntarily dismissed without prejudice by the plaintiffs on June 13, 2001.


Item 4. Submission of Matter to a Vote of Security Holders

On May 21, 2001 the Company held a special meeting of shareholders to consider and vote upon the proposal to approve the Agreement and Plan of Merger, dated as of January 15, 2001, among the Company, Nestle Holdings, Inc. and a wholly owned subsidiary of Nestle Holdings, Inc., pursuant to which the subsidiary will be merged into the Company and each share of common stock of the Company outstanding immediately prior to the merger will be converted into the right to receive $33.50 in cash.

The number of shares voting for and against the proposal, as well as the number of abstentions with respect thereto, is as follows:

VOTES             VOTES            VOTES
FOR               AGAINST          ABSTAINED

231,165,553       5,087,273        1,076,214


Item 6. Exhibits and Reports on Form 8-K

                  (a)      Exhibits filed with this Report:

                           (10)(i) Resolution dated May 16, 2001 amending the Trust Agreement

                           (10)(ii) Executive Group Personal Excess Liability Insurance Summary

                           (10)(iii) Resolution dated January 15, 2001 amending the Bonus Plans and Deferred Compensation Plans

                  (b)      Reports on Form 8-K

                       A Current Report on Form 8-K was filed by the Company on May 21, 2001 to disclose that the proposed merger with Nestle Holdings, Inc. had received the requisite shareholder approval at the May 21, 2001 special meeting of the Company's shareholders.

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



                                RALSTON PURINA COMPANY
                                ----------------------
                                Registrant


                                By: /s/ James R. Elsesser
                                   -----------------------------------------
                                   James R. Elsesser
                                   Vice President, Chief Financial Officer
                                   and Treasurer



Date:   August 9, 2001

EXHIBIT INDEX


Exhibits


EX-10                      Material Contracts

                           (10)(i) Resolution dated May 16, 2001 amending the Trust Agreement

                           (10)(ii) Executive Group Personal Excess Liability Insurance Summary

                           (10)(iii) Resolution dated January 15, 2001 amending the Bonus Plans and Deferred Compensation Plans